Form 10-Q
period 1998-03-31
LARCHDALE OWNERSHIP CO LTD
filed 1998-05-20
CIK 753258

[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS                   YEAR                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1997             DEC-31-1998             DEC-31-1997
[PERIOD-END]                               MAR-31-1998             DEC-31-1997             MAR-31-1997
[CASH]                                           33368                   30642                       0
[SECURITIES]                                         0                       0                       0
[RECEIVABLES]                                        0                       0                       0
[ALLOWANCES]                                         0                       0                       0
[INVENTORY]                                          0                       0                       0
[CURRENT-ASSETS]                                577557                  618563                       0
[PP&E]                                        14039753                14039753                       0
[DEPRECIATION]                                 9384846                 9218993                       0
[TOTAL-ASSETS]                                 5265832                 5469965                       0
[CURRENT-LIABILITIES]                           735398                  746227                       0
[BONDS]                                       13887611                13916575                       0
[PREFERRED-MANDATORY]                                0                       0                       0
[PREFERRED]                                          0                       0                       0
[COMMON]                                             0                       0                       0
[OTHER-SE]                                   (9357177)               (9192837)                       0
[TOTAL-LIABILITY-AND-EQUITY]                   5265832                 5469965                       0
[SALES]                                              0                       0                       0
[TOTAL-REVENUES]                                762375                       0                 2079486
[CGS]                                                0                       0                       0
[TOTAL-COSTS]                                        0                       0                       0
[OTHER-EXPENSES]                                641093                       0                  782468
[LOSS-PROVISION]                                     0                       0                       0
[INTEREST-EXPENSE]                              285622                       0                  334524
[INCOME-PRETAX]                                      0                       0                       0
[INCOME-TAX]                                         0                       0                       0
[INCOME-CONTINUING]                                  0                       0                 0265414
[DISCONTINUED]                                       0                       0                       0
[EXTRAORDINARY]                                      0                       0                       0
[CHANGES]                                            0                       0                       0
[NET-INCOME]                                  (164340)                       0                  962494
[EPS-PRIMARY]                                        0                       0                       0
[EPS-DILUTED]                                        0                       0                       0