Form 10-Q
period 1998-06-30
LARCHDALE OWNERSHIP CO LTD
filed 1998-08-18
CIK 753258

[ARTICLE] 5

[PERIOD-TYPE]                   6-MOS                   YEAR                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1997             DEC-31-1998             DEC-31-1997
[PERIOD-END]                               MAR-31-1998             DEC-31-1997             JUN-30-1997
[CASH]                                           23981                   30642                       0
[SECURITIES]                                         0                       0                       0
[RECEIVABLES]                                        0                       0                       0
[ALLOWANCES]                                         0                       0                       0
[INVENTORY]                                          0                       0                       0
[CURRENT-ASSETS]                                569872                  618563                       0
[PP&E]                                        14039753                14039753                       0
[DEPRECIATION]                                 9550699                 9218993                       0
[TOTAL-ASSETS]                                 5082907                 5469965                       0
[CURRENT-LIABILITIES]                           905626                  746227                       0
[BONDS]                                       13858049                13916575                       0
[PREFERRED-MANDATORY]                                0                       0                       0
[PREFERRED]                                          0                       0                       0
[COMMON]                                             0                       0                       0
[OTHER-SE]                                   (9680768)               (9192837)                       0
[TOTAL-LIABILITY-AND-EQUITY]                   5082907                 5469965                       0
[SALES]                                              0                       0                       0
[TOTAL-REVENUES]                               1521908                       0                 1636756
[CGS]                                                0                       0                       0
[TOTAL-COSTS]                                        0                       0                       0
[OTHER-EXPENSES]                               1439205                       0                 1781883
[LOSS-PROVISION]                                     0                       0                       0
[INTEREST-EXPENSE]                              570634                       0                  641744
[INCOME-PRETAX]                                      0                       0                       0
[INCOME-TAX]                                         0                       0                       0
[INCOME-CONTINUING]                                  0                       0                 1265414
[DISCONTINUED]                                       0                       0                       0
[EXTRAORDINARY]                                      0                       0                       0
[CHANGES]                                            0                       0                       0
[NET-INCOME]                                  (487931)                       0                  478543
[EPS-PRIMARY]                                        0                       0                       0
[EPS-DILUTED]                                        0                       0                       0