Form 10-K
period 1998-12-31
LARCHDALE OWNERSHIP CO LTD
filed 1999-05-17
CIK 753258

[ARTICLE] 5

[PERIOD-TYPE]                   12-MOS                   12-MOS                   12-MOS
[FISCAL-YEAR-END]                          DEC-31-1998             DEC-31-1997             DEC-31-1996
[PERIOD-END]                               DEC-31-1998             DEC-31-1997             DEC-31-1996
[CASH]                                           47564                   30642                   18044
[SECURITIES]                                         0                       0                       0
[RECEIVABLES]                                        0                       0                       0
[ALLOWANCES]                                         0                       0                       0
[INVENTORY]                                          0                       0                       0
[CURRENT-ASSETS]                                554967                  618563                  537866
[PP&E]                                        14039753                14039753                14039753
[DEPRECIATION]                                 9882405                 9218993                 8555581
[TOTAL-ASSETS]                                 4759879                 5469965                 6040082
[CURRENT-LIABILITIES]                           642917                  746227                 1661870
[BONDS]                                       13797082                13916575                13174265
[PREFERRED-MANDATORY]                                0                       0                       0
[PREFERRED]                                          0                       0                       0
[COMMON]                                             0                       0                       0
[OTHER-SE]                                   (9680120)               (9192837)               (8796053)
[TOTAL-LIABILITY-AND-EQUITY]                   4759879                 5469965                 6040082
[SALES]                                              0                       0                       0
[TOTAL-REVENUES]                               3148113                 3245778                 3367530
[CGS]                                                0                       0                       0
[TOTAL-COSTS]                                        0                       0                       0
[OTHER-EXPENSES]                               2496561                 3682479                 2623401
[LOSS-PROVISION]                                     0                       0                       0
[INTEREST-EXPENSE]                             1138835                 1225497                 1377174
[INCOME-PRETAX]                                      0                       0                       0
[INCOME-TAX]                                         0                       0                       0
[INCOME-CONTINUING]                                  0                 1265414                       0
[DISCONTINUED]                                       0                       0                       0
[EXTRAORDINARY]                                      0                       0                       0
[CHANGES]                                            0                       0                       0
[NET-INCOME]                                  (487283)                (396784)                (633045)
[EPS-PRIMARY]                                        0                       0                       0
[EPS-DILUTED]                                        0                       0                       0