Form 10-Q
period 1999-03-31
LARCHDALE OWNERSHIP CO LTD
filed 1999-05-17
CIK 753258

[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS                   YEAR                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1998             DEC-31-1999             DEC-31-1997
[PERIOD-END]                               MAR-31-1999             DEC-31-1998             MAR-31-1997
[CASH]                                           38343                   47564

[SECURITIES]                                         0                       0                       0
[RECEIVABLES]                                        0                       0                       0
[ALLOWANCES]                                         0                       0                       0
[INVENTORY]                                          0                       0                       0
[CURRENT-ASSETS]                                459057                  554967                       0
[PP&E]                                        14039753                14039753                       0
[DEPRECIATION]                                10048258                 9882405                       0
[TOTAL-ASSETS]                                 4545079                 4759879                       0
[CURRENT-LIABILITIES]                           682255                  642917                       0
[BONDS]                                       13765652                13797082                      0
[PREFERRED-MANDATORY]                                0                       0                       0
[PREFERRED]                                          0                       0                       0
[COMMON]                                             0                       0                       0
[OTHER-SE]                                   (9902828)               (9680120)                       0
[TOTAL-LIABILITY-AND-EQUITY]                   4545079                 4759879                       0
[SALES]                                              0                       0                       0
[TOTAL-REVENUES]                                781180                       0                 2079486
[CGS]                                                0                       0                       0
[TOTAL-COSTS]                                        0                       0                       0
[OTHER-EXPENSES]                                714781                       0                  782468
[LOSS-PROVISION]                                     0                       0                       0
[INTEREST-EXPENSE]                              289107                       0                  334524
[INCOME-PRETAX]                                      0                       0                       0
[INCOME-TAX]                                         0                       0                       0
[INCOME-CONTINUING]                                  0                       0                 0265414
[DISCONTINUED]                                       0                       0                       0
[EXTRAORDINARY]                                      0                       0                       0
[CHANGES]                                            0                       0                       0
[NET-INCOME]                                  (222708)                       0                  962494
[EPS-PRIMARY]                                        0                       0                       0
[EPS-DILUTED]                                        0                       0                       0