Form 10KSB
period 1999-12-31
LARCHDALE OWNERSHIP CO LTD
filed 2003-01-28
CIK 753258

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended                                Commission File Number
    December 31, 1999                                            0-24906

                        LARCHDALE OWNERSHIP COMPANY, LTD.
             (Exact name of registrant as specified in its charter)


        California                                          95-3932760
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

6355 Topanga Canyon Boulevard, Suite 428, Woodland Hills, California   91367
    (Address of principal executive offices)                        (Zip code)

                                 (818) 346-0509
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                            Partnership Interest

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               YES [ x ]     NO [   ]

As of March 15, 2000, the aggregate market value (as computed by reference to the price at which the securities were sold) of the voting securities held by non-affiliates of the registrant was $6,189,167.

ITEM 1.           BUSINESS.
                  --------

         Larchdale Ownership Company, Ltd. (the Partnership) is a California limited partnership formed in June 1984. Effective December 31, 1994, the general partner is LMH Realty, Inc., a California corporation which is wholly owned by L. Mark Hammerschmitt, the President of Preferred Financial Corporation whose business address and telephone number are those of the Partnership: 6355 Topanga Canyon Boulevard, Suite 428, Woodland Hills, California 91367, (818) 346-0509. See Item 4.

         The Partnership was formed to acquire, operate, and hold for investment the Larchdale Woods Apartments located at 13178 Larchdale Road, Laurel, Maryland (the Property).

         The Partnership has retained Preferred Financial Corporation, an affiliate of the general partner, as Property Manager to conduct the day-to-day operations of the Property and the Partnership. Preferred Financial Corporation employs all personnel supplying management services to the Partnership, of which nine (9) people are employed full-time at the Property location.

ITEM 2.           PROPERTY.
                  --------

LARCHDALE WOODS APARTMENT COMPLEX
---------------------------------

         On June  29,  1984,  the  Partnership  purchased  the  Larchdale  Woods
Apartments from an unrelated third party. Larchdale Woods is a 526 unit multi-family apartment building located on 40.09 acres of wooded land with two lakes. The apartment complex was constructed in 1967. The exterior of the buildings is brick construction with vertical wood siding over wood frame, supported by block foundation walls. The Property has 41 garden apartment buildings of which 16 have three stories and 25 have four stories. The complex consists of 371 one bedroom/one bath, 102 two bedroom/one bath, and 53 three bedroom/one and a half bath apartments.

         Property amenities include expansive landscaped grounds with two playground areas, an outdoor Olympic-sized pool and cabana, and laundry facilities in each building.

ITEM 3.           LEGAL PROCEEDINGS.
                  -----------------

         The Partnership has, from time to time, been a party to various legal proceedings consisting of routine litigation incidental to its business, but believes that any potential liabilities resulting from these proceedings are adequately covered by insurance or are otherwise immaterial.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  ---------------------------------------------------

         Under terms of a Solicitation of Consents dated November 10, 1994, the limited partners authorized the addition of LMH Realty, Inc., a California corporation which is wholly owned by

L. Mark Hammerschmitt, the President of Preferred Financial Corporation, as the new general partner of the Partnership. The previous general partners, Alex Gershunoff and Lawrence M. Silk, became limited partners of the Partnership with no management authority for the Partnership.

         In addition, the limited partners authorized the payment of a deferred asset management fee to LMH Realty, Inc., payable upon the sale of the Property as a management incentive, equal to 1.5% of the sales price.

         Both proposals were effective as of December 31, 1994 (the "Admission Date").

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND
`                 RELATED STOCKHOLDER MATTERS.
                  -----------------------------------------

         There currently is no established public market for the limited partnership units of Larchdale Ownership Company, Ltd., nor is such a market likely to develop in the future.

         There has been no distribution of cash to the unit holders, and there is not expected to be a cash distribution until the Partnership has available cash from operations on a regular basis.


ITEM 6.           SELECTED FINANCIAL DATA.
                  -----------------------

                                               Year Ended           Year Ended              Year Ended
                                               December 31,         December 31,            December 31,
                                                  1999                 1998                    1997
                                               ------------         ------------            ------------

Revenue                                         $ 3,214,375          $ 3,148,113             $ 3,245,778
Net loss                                        $  (859,291)         $  (487,283)            $  (396,784)
Per limited partnership interest                $       (24)         $       (14)            $       (11)
Total assets                                    $ 4,031,375          $ 4,759,879             $ 5,469,965
Long-term obligations                           $13,667,414          $13,797,082             $13,916,575

ITEM 7.           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.
                  -----------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Partnership's primary source of liquidity has been funds from operations, proceeds from the initial capitalization, and the exercise of warrants in 1986 and 1987. With the completion of the 1987 warrant offering, the Partnership is fully capitalized. Future capital requirements are expected to be primarily provided by operations.

         On November 10, 1986, the Partnership obtained a new loan of $12,750,000 from an institutional third-party lender. The note bears interest at a variable rate of 225 basis points over the 11th District Federal Home Loan Bank cost of funds, with a floor of 10%.

         In May 1992, the Partnership completed a modification of the payment terms of the loan for a one year period commencing with the payment due January 1, 1992. Under the terms of the modification, monthly interest only payments were made at the reduced rate of 5%, with the difference between interest at the full rate and the reduced payment rate added to the principal amount of the loan. In addition, payments for property taxes were impounded by the lender on a monthly basis. After the end of the modification period, the Partnership made partial monthly payments until April 6, 1993 when payment in full of past due amounts was made and the loan reverted to its unmodified terms.

         In May 1994, the Partnership completed a second modification of the loan payment terms for a one year period commencing on November 1, 1993. Under the terms of the second modification, monthly interest only payments were paid at the reduced rate of 9%, with the difference between interest at the full rate of 10% and the reduced payment rate added to the principal amount of the loan. In addition, payments for property taxes were impounded by the lender on a monthly basis. In March 1995, the modification was extended for a one year period commencing on November 1, 1994.

         Starting with the payment due on November 1, 1995, the modification expired and monthly payments at the full rate of 10% per annum plus principal amortization were required under the original terms of the note. However, the lender continued to bill the Partnership under the terms of the modification and the Partnership paid the amounts as billed. The Partnership contacted the lender in September 1996 to initiate negotiations to resolve the billing disparity which had accumulated to $281,000 and the problems of the property taxes due starting in September 1996 and the deferred maintenance of the property. In November 1996, the Partnership and the lender entered into a forbearance agreement under which the Partnership agreed to make full monthly payments of $124,031 beginning November 1, 1996 and the lender agreed to forestall any foreclosure proceedings while negotiations continued.

         In December 1996, the lender agreed to accept $11,800,000 as payment in full on its loan under the conditions, among others, that payment be received before April 15, 1997, that the property taxes be paid, and that the loan be purchased by a third party independent of the Partnership. The purchase price was reduced by the principal portion of the monthly payments made from January 1, 1997 through the purchase date. The property taxes were paid by the Partnership in December 1996.

         On February 28, 1997, the Partnership completed the refinancing of the property and paid off the existing loan which had a balance at closing of $13,245,725 with a cash payment of $11,767,496 for a gain of $1,481,229. The
Partnership paid a fee of $50,000 to a third party to purchase the existing loan from the lender and subsequently sell the loan to the Partnership and a fee of $25,213 to a consultant for assistance in making the initial contact with the appropriate lender representative. In addition, the Partnership paid a fee of $140,602 to the general partner, LMH Realty, Inc., equal to 10% of the net gain of $1,406,016 for success in the negotiating of the loan discount and arranging the third party purchase of the loan. The Partnership recognized the remaining gain of $1,265,414 in 1997.

         The loan was purchased and the refinancing completed with funds from a new loan to the Partnership of $14,000,000 at 8.20% per annum maturing on March 1, 2007 with monthly principal and interest payments of $104,686. The Partnership paid fees to the lender and loan broker of $280,000, loan costs, title insurance, transfer taxes and recording fees of $50,996, and estimated legal fees of $25,000. The new loan provided for reserves for the initial two monthly payments, property taxes and insurance. In addition, the new lender held a reserve of $493,000 for deferred property maintenance items. After the payment of $11,767,496 to the prior lender, the Partnership received net proceeds from the refinancing of $1,316,015.

         In September 1997, the Partnership completed the pay off of advances due to an affiliate of the general partner of $664,596 plus accrued interest of $430,295.

         As of the date of this Report, the Partnership does not foresee any trends, demands, commitments, events, or uncertainties which are reasonably likely to result in a material increase or decrease in the Partnership's liquidity.

         RESULTS OF OPERATIONS.
         ---------------------

         The partnership has made progress in addressing its various problems in 1999. The on-site management team has been stabilized with the hiring of a new manager who had managed Larchdale in 1997 before leaving to pursue another business interest. The local rental market is positive which, combined with a stronger management team and other improvements, has resulted in steadily improving rental collections through the second half of 1999. Rental income increased by $74,086, or 2.4%, to $3,130,937 in 1999, which reversed the decline incurred in 1998.

         The second issue was related to the completion of the exterior cosmetic improvements, which began in 1997 and were finished in December 1999, as evidenced by the issuance of the County biannual operating permit after clearing all of the County inspection deficiencies. License expenses in 1999 include the County biannual license fee of $26,300.

         But, by far, the most serious problem for Larchdale has been the ground shifting affecting five buildings in the 526 unit apartment complex. The shifting caused foundation failures in two buildings requiring the buildings consisting of 25 units to be closed and tenants transferred to other buildings plus two units in two other buildings to be unrentable. In addition, there are surface runoff drainage problems that periodically cause water damage to four other units.

         In March 2000, work commenced to repair the buildings and improve the surface drainage systems at a total cost of approximately $700,000 in 2000, including repairs to the interior of these 31 units, with an estimated completion date at the end of May 2000. These costs will be funded in 2000 by additional loans from an affiliate of the general partner which loaned Larchdale $273,000 in 1999 for completion of the exterior cosmetic improvements and preliminary engineering and construction activity on the structural building problems.

         A dispute with the water utility company was resolved with the utility installing a new water meter which resulted in reduced water consumption billings and lower utility costs in 1999.

         Rental income decreased by $67,169, or 2.2%, to $3,056,851 in 1998 compared with $3,124,020 for 1997. This decrease was caused by several factors, including lower occupancy related to a change in terms of tenancy wherein all tenants are now responsible for an allocation of gas utility costs.

         Another factor in the decreased rental revenue was the disruption to the property caused by the County's widening of the street leading to the property. This street improvement, which was completed in February 1998, will be a benefit in the long run by improving access to the property with the installation of a traffic signal and greater visibility for the property signage.

         Rental delinquencies increased starting in the third quarter of 1997 and 1998 as a result of a slowdown by the County Sheriff in processing evictions in the entire area during the winter months which also had a negative impact on rental revenue until the Sheriff catches up on the backlog of evictions starting in the spring.

         A substantial increase in billing for water consumption has more than offset the savings in gas utility costs. The water billings are currently being contested with the utility company. The utility expense for the period reflects the full amount billed by the water utility company.

         In 1995, the county enacted a solid waste service charge on property tax bills. However, the county did not bill the charge for 1996, 1997, and 1998 until May 1998. The property tax expense reflects this three year charge of $81,530 that was paid in July 1998. An affiliate of the general partner advanced $80,000 to the Partnership to provide the funds for payment of these property tax bills.

         Interest expense declined in 1998 from 1997 as a result of the lower interest rate on the partnership's new financing which was obtained on February 28, 1997 and the payment of the advances due to an affiliate of the general partner in September 1997. Amortization expense in 1997 includes the expense of writing off the remaining balance of loan fees originating from the partnership's prior financing.

         As part of the refinancing, funds were provided for the rehabilitation of the property. Work was initiated on this project during the second quarter of 1997, including street, driveway, and parking lot pavement, additional parking spaces, concrete and brick repairs, hallway carpeting and painting, and gutter and downspout repairs. This phase of the property rehabilitation was substantially completed by the end of 1997. Repairs and maintenance expenses in 1998 are partially offset by a gain of $105,000 from the settlement of a dispute with the contractor who performed the property rehabilitation.

         Rental income decreased by $155,534, or 4.7%, to $3,124,020 in 1997 compared with $3,279,554 in 1996. This decrease was caused by several factors, including lower occupancy related to a change in terms of tenancy wherein all tenants are now responsible for an allocation of gas utility costs. Tenant gas utility reimbursements for 1997 amounted to $85,408 plus gas consumption decreased by $61,556 which almost offset the decrease in rental income.

         Another factor in the decreased rental revenue was the disruption to the property caused by the County's widening of the street leading to the property. This street improvement, which was completed in February 1998, will be a benefit in the long run by improving access to the property with the installation of a traffic signal and greater visibility for the property signage.

         Rental delinquencies increased starting in the third quarter of 1997 as a result of a slowdown by the County Sheriff in processing evictions in the entire area which also had a negative impact on rental revenue. The Sheriff has caught up on the backlog and evictions in March 1998 are now processed on the normal timetable. Rental delinquencies have started to decline in 1998.

         Other income in 1997 includes approximately $29,000 of interest income on excess funds from the property refinancing that were invested on a short term basis pending expenditure for the rehabilitation of the property.

         A substantial increase in billing for water consumption partially offset the savings in gas utility costs. The water billings are currently being contested with the utility company. If the billings are upheld, an additional water utility charge may be incurred.

         Interest expense declined in 1997 from 1996 as a result of the lower interest rate on the partnership's new financing which was obtained on February 28, 1997 and the payment of the advances due to an affiliate of the general partner in September 1997. Amortization expense includes the expense of writing off the remaining balance of loan fees originating from the partnership's prior financing.

         As part of the refinancing, funds were provided for the rehabilitation of the property. Work was initiated on this project during the second quarter of 1997, including street, driveway, and parking lot pavement, additional parking spaces, concrete and brick repairs, hallway carpeting and painting, and gutter and downspout repairs. This phase of the property rehabilitation was substantially completed by the end of 1997.

         License expenses in 1997 include the County biannual license fee of $26,300.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                  -------------------------------------------

         The Financial Statements and Schedules listed in the accompanying Index to Financial Statements are incorporated herein and filed as part of this Report.

ITEM 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
                  ----------------------------------------------------

         None.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS.
                  --------------------------------

         The registrant is a limited partnership and has no executive officers or directors. Effective December 31, 1994, the general partner is LMH Realty, Inc., a California corporation which is wholly owned by L. Mark Hammerschmitt, the President of Preferred Financial Corporation. The previous general partners, Alex Gershunoff and Lawrence M. Silk, became limited partners of the partnership with no management authority for the Partnership. See Item 4. Alex Gershunoff died on February 5, 1995.

ITEM 11.          EXECUTIVE COMPENSATION.
                  ----------------------

         None.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  --------------------------------------------------------------

         As of March 15, 2000, no person of record was known to the Partnership to own beneficially more than 5% of the outstanding units.

         The Partnership is a limited partnership and has no officers or directors.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
                  ----------------------------------------------

         Affiliates of the registrant's General Partner received certain fees for services and financing provided to the Partnership.

         Concurrent with the purchase of the Property, the Partnership engaged PFC to manage the Property and the affairs of the Partnership for a combined fee of 6% of the gross rental receipts. Management fees paid in 1997, 1998 and 1999 amounted to $193,197, $189,050 and $192,263 respectively. PFC was further reimbursed for accounting, data processing, tax preparation services, and other out-of-pocket expenses of $25,278 in 1997, $24,015 in 1998 and $37,298 in 1999.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K.
                  -------------------------------------------

         (a) The financial statements and schedules listed in the accompanying Index to Financial Statements and Schedules are attached hereto and filed as part of this Report.

         (b) Exhibits:

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 2000

                                  LARCHDALE OWNERSHIP COMPANY, LTD.


                                  By: /s/L.Mark Hammerschmitt
                                      --------------------------------
                                      L. Mark Hammerschmitt, President
                                      LMH REALTY, INC.
                                      GENERAL PARTNER



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Partnership in the capacity and on the date indicated.

SIGNATURE                                TITLE                    DATE
---------                              -----------              ----------



/s/L. Mark Hammerschmitt
------------------------
L. Mark Hammerschmitt, President
LMH Realty, Inc.                     General Partner           March 31, 2000

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements - Under Item 14(a)


Report of Cohen, Pagano & Associates,
 Certified Public Accountants                                              F-1

Balance Sheets - December 31, 1999 and 1998                                F-2


Statements of Operations - for the Years
Ended December 31, 1999, 1998 and 1997                                     F-3


Statement  of Changes in  Partners'  Capital
- for the Years Ended  December 31,
1999, 1998 and 1997                                                        F-4

Statement of Cash Flows - for the Years Ended
December 31, 1999, 1998 and 1997                                           F-5

Notes to Financial Statements -
December 31, 1999 and 1998                                                 F-6




Financial Statement Schedule - Under Item 14(a)

Schedule XI - Properties and Accumulated  Depreciation
- December 31, 1999, 1998 and 1997                                         F-10

All other schedules are omitted, since they are either not required or not applicable, or the required information is set forth in the Financial Statements or the related notes.

                         COHEN PAGANO ACCOUNTANCY, INC.
                          Certified Public Accountants
                        12100 Wilshire Blvd., Suite 645
                         Los Angeles, California 90025
                                 -------------
                              Tel: (310) 826-3400
                              Fax: (310) 826-3405


March 27, 2000

To the Partners
Larchdale Ownership Company, Ltd.
Woodland Hills, California

We have audited the accompanying balance sheets of Larchdale Ownership Company, Ltd., (A California Limited Partnership) as of December 31, 1999 and the related statements of profit and loss, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of Larchdale Ownership Company, Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Larchdale Ownership Company, Ltd. as of December 31, 1999, and the results of its operations, its cash flows, and its changes in partners' capital for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule XI - Properties and Accumulated Depreciation is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Cohen Pagano Accountancy

COHEN PAGANO ACCOUNTANCY
Certified Public Accountants
Los Angeles, California



                                              LARCHDALE OWNERSHIP COMPANY, LTD.
                                             (A California Limited Partnership)
                                                       Balance Sheets

                                                                                       DECEMBER 31,
                                                                          ------------------------------------
                                                                               1999                       1998
                                                                          ------------              -------------
                                                           ASSETS

PROPERTY AT COST - Notes 1 and 3
Land                                                                         $ 1,679,198              $  1,679,198
Buildings and improvements                                                    11,949,710                11,949,710
Furniture and fixtures                                                           410,845                   410,845
                                                                             -----------               -----------
                                                                              14,039,753                14,039,753
Less accumulated depreciation                                                 10,545,817                 9,882,405
                                                                             -----------               -----------
                                                                               3,493,936                 4,157,348


CASH - Note 2                                                                      1,276                    47,564

LOAN FEES -
net of accumulated amortization of
$102,723 at December 31, 1999 and
$66,466 at December 31, 1998                                                     259,830                   296,085

PREPAID EXPENSES AND OTHER ASSETS                                            $   276,333               $   258,882
                                                                             -----------               -----------
                                                                             $ 4,031,375               $ 4,759,879
                                                                             ===========               ===========


                                              LIABILITIES AND PARTNERS' CAPITAL

NOTE PAYABLE - Note 3                                                        $13,667,414               $13,797,082

ACCOUNTS PAYABLE AND ACCRUED
EXPENSES                                                                         389,345                   451,578

ADVANCE DUE TO AFFILIATE - Note 4                                                392,870                    80,000

TENANT SECURITY DEPOSITS                                                         121,157                   111,339

PARTNERS' CAPITAL (DEFICIT)                                                  (10,539,411)               (9,680,120)
                                                                             -----------               -----------
                                                                             $ 4,031,375               $ 4,759,879
                                                                             ===========               ===========




                    The accompanying notes are an integral part of the financial statements.

                                                      F-2


                                           LARCHDALE OWNERSHIP COMPANY, LTD.
                                           (A California Limited Partnership)
                                                Statements of Operations
                                            For The Years Ended December 31,

                                                         1999                       1998                      1997
                                                     ------------               ------------              ------------
REVENUE

Rental income                                         $ 3,130,937                $ 3,056,851               $ 3,124,020
Other income                                               83,438                     91,262                   121,758
                                                     ------------                -----------               -----------
                                                        3,214,375                  3,148,113                 3,245,778
                                                      -----------                -----------               -----------

EXPENSES
      Interest                                          1,167,620                  1,138,835                 1,225,497
      Depreciation and amortization                       699,668                    699,668                   756,572
      Repairs and maintenance                             818,660                    383,531                 1,571,688
      Utilities                                           346,228                    423,632                   372,221
      Salaries and related expenses                       407,664                    334,596                   356,556
      Management and administrative fee                   193,263                    189,050                   193,187
      Property taxes                                      221,854                    290,665                   200,294
      Professional services                                85,390                     58,867                    56,977
      Insurance                                            54,653                     70,639                    77,924
      Administrative costs                                 30,368                     28,557                    50,239
      Advertising and promotion                            21,128                     16,856                    19,826
      Licenses                                             27,170                        500                    26,995
                                                       ----------                -----------              ------------
                                                        4,073,666                  3,635,396                 4,907,976

NET LOSS before gain
  on debt discount                                    $  (859,291)               $  (487,283)              $(1,662,198)
                                                      ===========                ===========               ===========

Gain on debt discount                                                                                        1,265,414
                                                      -----------                -----------               -----------

NET INCOME (LOSS)                                     $  (859,291)               $  (487,283)              $  (396,784)
                                                      ===========                ===========               ===========

Net loss per weighted number of
      limited partnership interests
      outstanding (35,371 in 1999,
      1998 AND 1997)                                  $       (24)               $       (14)              $       (11)
                                                      ===========                ===========               ===========







                       The accompanying notes are an integral part of the financial statements.

                                                          F-3

                        LARCHDALE OWNERSHIP COMPANY, LTD.
                       (A California Limited Partnership)
                    Statement of Changes in Partners' Capital
              for the Years Ended December 31, 1999, 1998 and 1997

                                      Limited
                                      Partner
                                     Interests    Limited   General
                                    Outstanding  Partners  Partners    Total
                                      -------  ----------- --------  -----------

PARTNERS' CAPITAL BALANCE
December 31, 1996                     35,371   (8,730,395) (65,658)  (8,796,053)

NET LOSS for the year ended
December 31, 1997                                (396,744)     (40)    (396,784)
                                      -------  ----------- --------  -----------

PARTNERS' CAPITAL BALANCE
December 31, 1997                     35,371   (9,127,139) (65,698)  (9,192,837)

NET LOSS for the year ended
December 31, 1998                                (487,234)     (49)    (487,283)
                                      -------  ----------- --------  -----------

PARTNERS' CAPITAL BALANCE
December 31, 1998                     35,371   (9,614,373) (65,747)  (9,680,120)

NET LOSS for the year ended
December 31, 1999                                (859,205)     (86)    (859,291)
                                      ------   ----------  --------  -----------

PARTNERS' CAPITAL BALANCE
  December 31, 1999                   35,371  (10,473,578) (65,833) (10,539,411)
                                      ======   ==========  ========  ==========
















    The accompanying notes are an integral part of the financial statements.

                        LARCHDALE OWNERSHIP COMPANY, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows
                        For The Years Ended December 31,


                                       1999           1998            1997
                                   ------------   -----------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations           $ (859,291)    $ (487,283)     $ (396,784)

Adjustments to reconcile net loss
to net cash provided (used) by
operating activities
Depreciation and amortization         699,668        699,668         756,572
(Increase) decrease in:
Prepaid expenses and other assets     (17,451)        27,341        (173,856)
Increase (decrease) in:
Accounts payable and accrued expenses (62,234)      (188,384)        118,082
Accrued interest to affiliate          39,870                       (379,618)
                                   ------------   -----------     ------------
Net cash provided (used) by
operating activities                 (199,438)        51,342         (75,604)



CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in note payable  (129,668)      (119,494)        742,310

Advance due to affiliate              273,000         80,000        (664,596)
Increase (decrease) in tenant
security deposits                       9,818          5,074          10,488
                                   ------------   -----------     ------------

Net cash provided (used) by financing
activities                            153,150        (34,420)         88,202
                                   ------------   -----------     ------------

Net increase (decrease) in cash       (46,288)        16,922          12,598
Cash beginning of year                 47,564         30,642          18,044
                                   ------------   -----------     ------------

Cash at end of year                $    1,276   $     47,564    $     30,642
                                   ============   ===========     ============








    The accompanying notes are an integral part of the financial statements.

                        LARCHDALE OWNERSHIP COMPANY, LTD.
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
------------

Larchdale Ownership Company, Ltd. (the Partnership) was formed as a California limited partnership on June 13, 1984. Effective December 31, 1994, the general partner is LMH Realty, Inc., which is wholly owned by L. Mark Hammerschmitt, the President of Preferred Financial Corporation (PFC). The previous general partners became limited partners of the Partnership. The Partnership was formed to acquire, on June 28, 1984, a 526-unit garden apartment project on approximately forty acres in Laurel, Maryland, known as Larchdale Woods.

The term of the Partnership is 31 years, but it may be dissolved earlier under certain circumstances. The partners share in operating profits and losses in proportion to their respective capital contributions. Any proceeds arising from the sale or refinancing of the Partnership property that are in excess of the limited partners' initial capital contributions, plus a 12% per annum noncompounded cumulative return, will be allocated 25% to the general partners and 75% to the limited partners.

DEPRECIATION AND AMORTIZATION
-----------------------------

Depreciation is provided using the straight-line method over the estimated useful lives of the related assets as follows:

         Building and improvements - 18 Years

         Furniture and fixtures - 5 Years

Loan fees are amortized over the life of the related loan.

NOTE 2 - CASH

The Partnership participates in a consolidated cash account administered by PFC to receive and hold cash from various entities it manages and controls in order to make disbursements on behalf of these entities. Amounts so received are accounted for separately, although PFC does not maintain separate bank accounts for the various companies.

                        LARCHDALE OWNERSHIP COMPANY, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                           December 31, 1999 and 1998

NOTE 3 - NOTE PAYABLE SECURED BY REAL PROPERTY

On November 10, 1986, the Partnership refinanced the property by obtaining a new loan of $12,750,000 from an institutional third-party lender secured by a first trust deed on the property. The note bore interest at a variable rate of 225 basis points over the 11th District Federal Home Loan Bank Cost of Funds, with a floor of 10% and maximum of 15% and was due December 1, 1998.

In May 1992, the Partnership completed a modification of the payment terms of the loan for a one year period commencing with the payment due in January 1, 1992. Under the terms of the modification, monthly interest only payments were made at the reduced rate of 5%, with the difference between interest at the full rate and the reduced payment rate added to the principal amount of the loan. In addition, payments for property taxes were impounded by the lender on a monthly basis. After the end of the modification period, the Partnership made partial monthly payments until April 6, 1993 when payment in full of past due amounts was made and the loan reverted to its unmodified terms.

In May 1994, the Partnership completed a second modification of the loan payment terms for a one year period commencing on November 1, 1993. Under the terms of the second modification, monthly interest only payments were paid at the reduced rate of 9%, with the difference between interest at the full rate of 10% and the reduced payment rate added to the principal amount of the loan. In addition, payments for property taxes were impounded by the lender on a monthly basis. In March 1995, the modification was extended for a one year period commencing on November 1, 1994.

Starting with the payment due on November 1, 1995, the modification expired and monthly payments at the full rate of 10% per annum plus principal amortization were required under the original terms of the note. However, the lender continued to bill the Partnership under the terms of the modification and the Partnership paid the amounts as billed. The Partnership contacted the lender in September 1996 to initiate negotiations to resolve the billing disparity which had accumulated to $281,000 and the problems of the property taxes due starting in September 1996 and the deferred maintenance of the property. In November 1996, the Partnership and the lender entered into a forbearance agreement under which the Partnership agreed to make full monthly payments of $124,031 beginning November 1, 1996 and the lender agreed to forestall any foreclosure proceedings while negotiations continued.

                        LARCHDALE OWNERSHIP COMPANY, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                           December 31, 1999 and 1998

NOTE 3 - NOTE PAYABLE SECURED BY REAL PROPERTY (CONTINUED)


In December 1996, the lender agreed to accept $11,800,000 as payment in full on its loan under the conditions, among others, that payment be received before April 15, 1997, that the property taxes be paid, and that the loan be purchased by a third party independent of the Partnership. The loan payoff amount was reduced by the principal portion of the monthly payments made from January 1, 1997 through the purchase date. The property taxes were paid by the Partnership in December 1996.

On February 28, 1997, the Partnership completed the refinancing of the property and paid off the existing loan which had a balance at closing of $13,248,725 with a cash payment of $11,767,496. The Partnership paid a fee of $50,000 to a third party to purchase the existing loan from the lender and subsequently sell the loan to the Partnership, a referral fee of 25,214 to a consultant, and a fee of $140,602 to the general partner, LMH Realty, Inc. for services related to the loan discount. The Partnership recognized the remaining gain of $1,265,414 in 1997.

The loan was purchased and the refinancing completed with funds from a new loan to the Partnership of $14,000,000 at 8.20% per annum maturing on March 1, 2007 with monthly principal and interest payments of $104,686. The Partnership paid fees to the lender and loan broker of $280,000, loan costs, title insurance, transfer taxes and recording fees of $50,996, and estimated legal fees of $25,000. The new loan provided for reserves for the initial two monthly payments, property taxes and insurance. In addition, the new lender held a reserve of $493,000 for deferred property maintenance items.

In September 1997, the Partnership completed the payoff of advances due to an affiliate of the general partner of $664,596 plus accrued interest of $430,295. (See Note 4).

NOTE 4 - ADVANCE DUE TO AFFILIATE

Starting at the end of 1990 and continuing through January, 1995, the Partnership has borrowed funds from an affiliate of the general partners to meet operating capital needs. On September 12, 1997 these advances totalled $664,596 plus interest accrued at 12% of $430,295 and were paid utilizing funds from the refinancing of the property. (See Note 3).

In 1995, the County enacted a solid waste service charge on property tax bills. However, the County did not bill the charge for 1996, 1997 and 1998 until May 1998. The Partnership paid this charge of $81,530 in July 1998 utilizing funds from a $80,000 loan from an affiliate of the general partner.

                        LARCHDALE OWNERSHIP COMPANY, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                           December 31, 1999 and 1998

NOTE 4 - ADVANCE DUE TO AFFILIATE (CONTINUED)

In 1999 an additional $273,000 was loaned to the Partnership by an affiliate of the general partner for completion of exterior cosmetic improvements and preliminary engineering and construction activity on structural building problems affecting several buildings involving 27 of the 526 units in the apartment complex. Accrual interest on these advances totalled $39,870 at December 31, 1999.

NOTE 5 - INCOME TAXES

Under provisions of the Internal Revenue Code and the California Revenue and Taxation Code, partnerships are not subject to income taxes; however they are subject to a minimum California tax. As the minimum tax is not material, no provision have been made for such taxes in the accompanying financial statements. For income tax reporting purposes, income or loss is includable in the tax returns of the individual partners.

The net loss reported for financial reporting purposes is different from that reported for income tax purposes, as shown below:

                                                     1999              1998
                                                  ------------      -----------

Net loss for financial reporting purposes         $   859,291       $   487,283
Tax depreciation difference                          (173,248)         (173,248)
Interest                                              (39,870)
                                                  -----------       -----------

Net loss for income tax reporting purposes        $   646,173       $   314,035


NOTE 6 - RELATED PARTY TRANSACTIONS

Concurrent with the purchase of the property, the Partnership engaged PFC to manage the property and the affairs of the Partnership for a combined fee of 6% of the gross rental receipts. Management fees paid or accrued amounted to $193,263 in 1999, $189,050 in 1998, and $193,197 in 1997. Professional service expenses  include  $37,298 in 1999,  $24,015 in 1998 and $25,278 in 1997 paid to
PFC for accounting, data processing, tax services and out-of-pocket expenses.


                        LARCHDALE OWNERSHIP COMPANY, LTD.
                       (A California Limited Partnership)
              SCHEDULE XI - PROPERTIES AND ACCUMULATED DEPRECIATION
              for the Years Ended December 31, 1999, 1998 and 1997


                                                                           Buildings         Furniture
                                                                              and               and
                                                          Land            Improvements        Fixtures             Total
                                                       ----------         ------------        --------          -----------

COST

Balance at December 31, 1996                          $ 1,679,198          $11,949,710       $ 410,845          $14,039,753
Additions during the year
                                                    -------------       --------------     -----------       --------------
Balance at December 31, 1997                            1,679,198           11,949,710         410,845           14,039,753
Additions during the year
                                                    -------------       --------------     -----------       --------------
Balance at December 31, 1998                            1,679,198           11,949,710         410,845           14,039,753
Additions during the year
                                                    -------------       --------------     -----------       --------------
Balance at december 31, 1999                            1,679,198           11,949,710         410,845           14,039,753
                                                    =============       ==============     ===========       ==============


ACCUMULATED DEPRECIATION

Balance at December 31, 1996                                                 8,144,736         410,845            8,555,581
Add depreciation charged to expense
  during the year                                                              663,412                              663,412
                                                                        --------------     -----------       --------------
Balance at December 31, 1997                                                 8,808,148         410,845            9,218,993
Add depreciation charged to expense
  during the year                                                              663,412                              663,412
                                                                        --------------     -----------       --------------
Balance at December 31, 1998                                                 9,471,560         410,845            9,882,405
Add depreciation charged to expense
  during the year                                                              663,412                              663,412
                                                                        --------------     -----------       --------------
Balance At December 31, 1999                                                10,134,972         410,845           10,545,817
                                                                        --------------     -----------       --------------

Net Book Value At December 31, 1999                   $ 1,679,198           $1,814,738         $    -0-         $ 3,493,936
                                                    =============       ==============     ===========       ==============



                                      F-10
