Form 10KSB
period 2000-12-31
LARCHDALE OWNERSHIP CO LTD
filed 2003-01-28
CIK 753258

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended                             Commission File Number
   December 31, 2000                                          0-24906

                        LARCHDALE OWNERSHIP COMPANY, LTD.
             (Exact name of registrant as specified in its charter)


        California                                          95-3932760
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

6355 Topanga Canyon Boulevard, Suite 428,  Woodland Hills, California   91367
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

                                               YES [ x ]     NO [   ]

As of March 15, 2001, the aggregate market value (as computed by reference to the price at which the securities were sold) of the voting securities held by non-affiliates of the registrant was $5,081,080.

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

         Both proposals were effective as of December 31, 1994 (the "Admission Date").

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS.
                  -----------------------------------------

         There currently is no established public market for the limited partnership units of Larchdale Ownership Company, Ltd., nor is such a market likely to develop in the future.

         There has been no distribution of cash to the unit holders, and there is not expected to be a cash distribution until the Partnership has available cash from operations on a regular basis.


ITEM 6.           SELECTED FINANCIAL DATA.
                  -----------------------

                                              Year Ended           Year Ended              Year Ended
                                              December 31,         December 31,            December 31,
                                                  2000                 1999                    1998
                                               ------------         ------------            ------------

Revenue                                         $ 3,642,710          $ 3,214,375             $ 3,148,113
Net loss                                        $(1,478,071)         $  (859,291)            $  (487,283)
Per limited partnership interest                $       (42)         $       (24)            $       (14)
Total assets                                    $ 3,328,285          $ 4,031,375             $ 4,759,879
Long-term obligations                           $13,526,704          $13,667,414             $13,797,082

ITEM 7.           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.
                  -----------------------------------
`
LIQUIDITY AND CAPITAL RESOURCES

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

         In May 1992, the Partnership completed a modification of the payment terms of the loan for a one-year period commencing with the payment due January 1, 1992. Under the terms of the modification, monthly interest only payments were made at the reduced rate of 5%, with the difference between interest at the full rate and the reduced payment rate added to the principal amount of the loan. In addition, payments for property taxes were impounded by the lender on a monthly basis. After the end of the modification period, the Partnership made partial monthly payments until April 6, 1993 when payment in full of past due amounts was made and the loan reverted to its unmodified terms.

         In May 1994, the Partnership completed a second modification of the loan payment terms for a one-year period commencing on November 1, 1993. Under the terms of the second modification, monthly interest only payments were paid at the reduced rate of 9%, with the difference between interest at the full rate of 10% and the reduced payment rate added to the principal amount of the loan. In addition, payments for property taxes were impounded by the lender on a monthly basis. In March 1995, the modification was extended for a one-year period commencing on November 1, 1994.

         Starting with the payment due on November 1, 1995, the modification expired and monthly payments at the full rate of 10% per annum plus principal amortization were required under the original terms of the note. However, the lender continued to bill the Partnership under the terms of the modification and the Partnership paid the amounts as billed. The Partnership contacted the lender in September 1996 to initiate negotiations to resolve the billing disparity, which had accumulated to $281,000 and the problems of the property taxes due starting in September 1996 and the deferred maintenance of the property. In November 1996, the Partnership and the lender entered into a forbearance agreement under which the Partnership agreed to make full monthly payments of $124,031 beginning November 1, 1996 and the lender agreed to forestall any foreclosure proceedings while negotiations continued.

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

         RESULTS OF OPERATIONS.
         ---------------------

         Rental operations continued to improve with rental collections for the full year of 2000 increasing by approximately 13.2% over 1999 and stabilizing thus far in 2001. Higher heating costs that are passed through to the tenants and a softening economy are ongoing concerns, but the property has maintained high occupancy.

         The foundation repair to the five buildings in the apartment property as well as the repairs to the interiors of the apartment units was completed at the end of December 2000. Work on the drainage system improvements will be completed in April 2001. These repairs have primarily been paid for by funds loaned to the Partnership by an affiliate of the general partner totaling $982,000 in 2000, brining the total loans from the affiliate to $1,335,000 as of December 31, 2000.

         A sixth Larchdale building that the structural engineer had thought was stabilized has now shifted causing damage that will require repairs estimated to cost $150,000 and will be commenced in April 2001. Additional costs for roof repairs and to redo the pool to meet the County's requirement for a dual drain system makes it unlikely that the Partnership will be able to repay any of the affiliate's loans in 2001 and that the affiliate may need to make additional loans to the Partnership in the months ahead.

         The Partnership made progress in addressing its various problems in 1999. The on-site management team has been stabilized with the hiring of a new manager who had managed Larchdale in 1997 before leaving to pursue another business interest. The local rental market is positive which, combined with a stronger management team and other improvements, has resulted in steadily improving rental collections through the second half of 1999. Rental income increased by $74,086, or 2.4%, to $3,130,937 in 1999, which reversed the decline incurred in 1998.

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

         A dispute with the water utility company was resolved with the utility installing a new water meter, which resulted in reduced water consumption billings and lower utility costs in 1999.

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

         In 1995, the county enacted a solid waste service charge on property tax bills. However, the county did not bill the charge for 1996, 1997, and 1998 until May 1998. The property tax expense reflects this three-year charge of $81,530 that was paid in July 1998. An affiliate of the general partner advanced $80,000 to the Partnership to provide the funds for payment of these property tax bills.

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

ITEM 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
                  ----------------------------------------------------

         None.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS.
                  --------------------------------

         The registrant is a limited partnership and has no executive officers or directors. Effective December 31, 1994, the general partner is LMH Realty, Inc., a California corporation that is wholly owned by L. Mark Hammerschmitt, the President of Preferred Financial Corporation. The previous general partners, Alex Gershunoff and Lawrence M. Silk, became limited partners of the partnership with no management authority for the Partnership. See Item 4. Alex Gershunoff died on February 5, 1995.

ITEM 11.          EXECUTIVE COMPENSATION.
                  ----------------------

         None.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  --------------------------------------------------------------

         In December 2000, an affiliate of the general partner acquired 7,030 Partnership Interests, or 19.7% of the outstanding Interests, pursuant to a Repurchase Offer made available to existing limited partners.

         The Partnership is a limited partnership and has no officers or directors.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
                  ----------------------------------------------

         Affiliates of the registrant's General Partner received certain fees for services and financing provided to the Partnership.

         Concurrent with the purchase of the Property, the Partnership engaged PFC to manage the Property and the affairs of the Partnership for a combined fee of 6% of the gross rental receipts. Management fees paid in 1998, 1999 and 2000 amounted to $189,050, $193,263 and $220,176 respectively. PFC was further reimbursed for accounting, data processing, tax preparation services, and other out-of-pocket expenses of $24,015 in 1998, $37,298 in 1999 and $29,748 in 2000.

         In connection with the Repurchase Offer described in Item 12, the General Partner received a fee of $25,133 in December 2000.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
                ---------------------------------------------------------------

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

Date:  March 31, 2000

                                         LARCHDALE OWNERSHIP COMPANY, LTD.


                                     By: /s/L. Mark Hammerschmitt
                                         --------------------------------
                                         L. Mark Hammerschmitt, President
                                         LMH REALTY, INC.
                                         GENERAL PARTNER



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Partnership in the capacity and on the date indicated.

SIGNATURE                                  TITLE                    DATE
---------                               -----------              ----------



/s/L. Mark Hammerschmitt
---------------------------
L. Mark Hammerschmitt, President
LMH Realty, Inc.                        General Partner        March 31, 2001

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements - Under Item 14(a)


Report of Cohen, Pagano & Associates,
Certified Public Accountants                                          F-1

Balance Sheets - December 31, 2000 and 1999                           F-2

Statements of Operations - for the Years
Ended December 31, 2000, 1999 and 1998                                F-3

Statement of Changes in Partners' Capital -
for the Years Ended December
31, 2000, 1999 and 1998                                               F-4

Statement of Cash Flows - for the Years Ended
December 31, 2000, 1999 and 1998                                      F-5

Notes to Financial Statements - December 31, 2000 and 1999            F-6


Financial Statement Schedule - Under Item 14(a)


Schedule XI - Properties and Accumulated Depreciation -
December 31, 2000, 1999 and 1998                                      F-10

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


March 29, 2001

To the Partners
Larchdale Ownership Company, Ltd.
Woodland Hills, California

We have audited the accompanying balance sheets of Larchdale Ownership Company, Ltd., (A California Limited Partnership) as of December 31, 2000 and the related statements of profit and loss, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of Larchdale Ownership Company, Ltd.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Larchdale Ownership Company, Ltd. as of December 31, 2000, and the results of its operations, its cash flows, and its changes in partners' capital for the year then ended in conformity with generally accepted accounting principles.

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

/s/Cohen Pagano Accountancy

COHEN PAGANO ACCOUNTANCY
Certified Public Accountants
Los Angeles, California



                                              LARCHDALE OWNERSHIP COMPANY, LTD.
                                             (A California Limited Partnership)
                                                       Balance Sheets


                                                           ASSETS
                                                                                         December 31,
                                                                                2000                     1999
                                                                             -----------              ------------

PROPERTY AT COST - Notes 1 and 3
Land                                                                         $ 1,679,198              $  1,679,198
Buildings and improvements                                                    11,949,710                11,949,710
Furniture and fixtures                                                           410,845                   410,845
                                                                             -----------               -----------
                                                                              14,039,753                14,039,753
Less accumulated depreciation                                                 11,209,229                10,545,817
                                                                             -----------               -----------
                                                                               2,830,524                 3,493,936


CASH - Note 2                                                                      9,260                     1,276

LOAN FEES -
net of accumulated amortization of
$138,979 at December 31, 2000 and
$102,723 at December 31, 1999                                                    223,574                   259,830

PREPAID EXPENSES AND OTHER ASSETS                                                264,927                   276,333
                                                                             -----------               -----------
                                                                             $ 3,328,285               $ 4,031,375
                                                                             ===========               ===========


                                              LIABILITIES AND PARTNERS' CAPITAL

NOTE PAYABLE - Note 3                                                        $13,526,704               $13,667,414

ACCOUNTS PAYABLE AND ACCRUED
EXPENSES                                                                         228,477                   389,345

ADVANCE DUE TO AFFILIATE - Note 4                                              1,434,940                   392,870

TENANT SECURITY DEPOSITS                                                         155,646                   121,157

PARTNERS' CAPITAL (DEFICIT)                                                  (12,017,482)              (10,539,411)
                                                                             -----------               -----------
                                                                             $ 3,328,285               $ 4,031,375
                                                                             ===========               ===========



                      The accompanying notes are an integral part of the financial statements.

                                                        F-2



                                         LARCHDALE OWNERSHIP COMPANY, LTD.
                                         (A California Limited Partnership)
                                              Statements of Operations
                                          For The Years Ended December 31,


                                                         2000                       1999                      1998
                                                      -----------                -----------               -----------

REVENUE

Rental income                                         $ 3,542,811                $ 3,130,937               $ 3,056,851
Other income                                               99,899                     83,438                    91,262
                                                      -----------                -----------               -----------
                                                        3,642,710                  3,214,375                 3,148,113
                                                      -----------                -----------               -----------

EXPENSES
      Interest                                          1,176,639                  1,167,620                 1,138,835
      Depreciation and amortization                       699,668                    699,668                   699,668
      Repairs and maintenance                             939,617                    818,660                   383,531
      Utilities                                           342,425                    346,228                   423,632
      Salaries and related expenses                       418,216                    407,664                   334,596
      Management and administrative fee                   220,176                    193,263                   189,050
      Property taxes                                      221,589                    221,854                   290,665
      Professional services                                99,362                     85,390                    58,867
      Insurance                                            53,048                     54,653                    70,639
      Administrative costs                                 45,888                     30,368                    28,557
      Advertising and promotion                            21,450                     21,128                    16,856
      Licenses                                                500                     27,170                       500
      Foundation and drainage                             882,203
                                                      -----------                -----------               -----------
                                                        5,120,781                  4,073,666                 3,635,396

NET INCOME (LOSS)                                     $(1,478,071)               $  (859,291)               $ (487,283)
                                                      ===========                ===========                ==========

Net loss per weighted number of
      limited partnership interests
      outstanding (35,371 in 2000,
      1999, and 1998)                                 $       (42)               $       (24)              $       (14)
                                                      ===========                ===========               ===========










                      The accompanying notes are an integral part of the financial statements.
                                                        F-3

                        LARCHDALE OWNERSHIP COMPANY, LTD.
                       (A California Limited Partnership)
                    Statement of Changes in Partners' Capital
              for the Years Ended December 31, 2000, 1999, and 1998

                                      Limited
                                      Partner
                                     Interests    Limited   General
                                    Outstanding  Partners  Partners    Total
                                      -------  ----------- --------  -----------

PARTNERS' CAPITAL BALANCE
December 31, 1997                     35,371   (9,127,139) (65,698)  (9,192,837)

NET LOSS for the year ended
December 31, 1998                                (487,234)     (49)    (487,283)
                                      -------  ----------- --------  -----------

PARTNERS' CAPITAL BALANCE
December 31, 1998                     35,371   (9,614,373) (65,747)  (9,680,120)

NET LOSS for the year ended
December 31, 1999                                (859,205)     (86)    (859,291)
                                      ------   ----------  --------  -----------

PARTNERS' CAPITAL BALANCE
  December 31, 1999                   35,371  (10,473,578) (65,833) (10,539,411)
                                      ======   ==========  ========  ==========

NET LOSS for the year ended
December 31, 2000                              (1,477,923)    (148)  (1,478,071)
                                      ------   ----------  --------  -----------

PARTNERS' CAPITAL BALANCE
  December 31, 2000                   35,371  (11,951,501) (65,981) (12,017,482)
                                      ======   ==========  ========  ==========















    The accompanying notes are an integral part of the financial statements.

                        LARCHDALE OWNERSHIP COMPANY, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows
                        For The Years Ended December 31,


                                          2000             1999           1998
                                        ---------      ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations               $(1,478,071)    $ (859,291)   $ (487,283)

Adjustments to reconcile net loss
to net cash provided (used) by
operating activities
Depreciation and amortization              699,668        699,668       699,668
(Increase) decrease in:
Prepaid expenses and other assets           11,406        (17,451)       27,341
Increase (decrease) in:
Accounts payable and accrued expenses     (160,868)       (62,234)     (188,384)
Accrued interest to affiliate               60,070         39,870
                                        ----------    ------------   -----------
Net cash provided (used) by
operating activities                      (867,795)      (199,438)       51,342



CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in note payable       (140,710)      (129,668)     (119,494)
Advance due to affiliate                   982,000        273,000        80,000
Increase (decrease) in tenant
security deposits                           34,489          9,818         5,074
                                         ----------    ------------   ----------

Net cash provided (used) by financing
activities                                 875,779        153,150       (34,420)
                                         ----------    ------------   ----------

Net increase (decrease) in cash              7,984        (46,288)       16,922
Cash beginning of year                       1,276         47,564        30,642
                                         ----------     ------------  ----------

Cash at end of year                      $   9,260     $    1,276     $  47,564
                                         ==========    ============   ==========








    The accompanying notes are an integral part of the financial statements.

                        LARCHDALE OWNERSHIP COMPANY, LTD.
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

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

                        LARCHDALE OWNERSHIP COMPANY, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                           December 31, 2000 and 1999

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

In May 1992, the Partnership completed a modification of the payment terms of the loan for a one-year period commencing with the payment due in January 1, 1992. Under the terms of the modification, monthly interest only payments were made at the reduced rate of 5%, with the difference between interest at the full rate and the reduced payment rate added to the principal amount of the loan. In addition, payments for property taxes were impounded by the lender on a monthly basis. After the end of the modification period, the Partnership made partial monthly payments until April 6, 1993 when payment in full of past due amounts was made and the loan reverted to its unmodified terms.

In May 1994, the Partnership completed a second modification of the loan payment terms for a one-year period commencing on November 1, 1993. Under the terms of the second modification, monthly interest only payments were paid at the reduced rate of 9%, with the difference between interest at the full rate of 10% and the reduced payment rate added to the principal amount of the loan. In addition, payments for property taxes were impounded by the lender on a monthly basis. In March 1995, the modification was extended for a one-year period commencing on November 1, 1994.

Starting with the payment due on November 1, 1995, the modification expired and monthly payments at the full rate of 10% per annum plus principal amortization were required under the original terms of the note. However, the lender continued to bill the Partnership under the terms of the modification and the Partnership paid the amounts as billed. The Partnership contacted the lender in September 1996 to initiate negotiations to resolve the billing disparity, which had accumulated to $281,000 and the problems of the property taxes due starting in September 1996 and the deferred maintenance of the property. In November 1996, the Partnership and the lender entered into a forbearance agreement under which the Partnership agreed to make full monthly payments of $124,031 beginning November 1, 1996 and the lender agreed to forestall any foreclosure proceedings while negotiations continued.

                        LARCHDALE OWNERSHIP COMPANY, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                           December 31, 2000 and 1999

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

On February 28, 1997, the Partnership completed the refinancing of the property and paid off the existing loan, which had a balance at closing of $13,248,725 with a cash payment of $11,767,496. The Partnership paid a fee of $50,000 to a third party to purchase the existing loan from the lender and subsequently sell the loan to the Partnership, a referral fee of 25,214 to a consultant, and a fee of $140,602 to the general partner, LMH Realty, Inc. for services related to the loan discount. The Partnership recognized the remaining gain of $1,265,414 in 1997.

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

NOTE 4 - ADVANCE DUE TO AFFILIATE

In 1995, the County enacted a solid waste service charge on property tax bills. However, the County did not bill the charge for 1996, 1997 and 1998 until May 1998. The Partnership paid this charge of $81,530 in July 1998 utilizing funds from an $80,000 loan from an affiliate of the general partner.

In 1999 and 2000 an additional $273,000 and $982,000, respectively, was loaned to the Partnership by an affiliate of the general partner for completion of exterior cosmetic improvements and preliminary engineering and construction activity on structural building problems affecting several buildings involving 27 of the 526 units in the apartment complex. Accrued interest at 12% per annum on these advances of $1,335,000 totaled $99,940 at December 31, 2000.

                        LARCHDALE OWNERSHIP COMPANY, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                           December 31, 2000 and 1999


NOTE 5 - INCOME TAXES

Under provisions of the Internal Revenue Code and the California Revenue and Taxation Code, partnerships are not subject to income taxes; however they are subject to a minimum California tax. As the minimum tax is not material, no provision has been made for such taxes in the accompanying financial statements. For income tax reporting purposes, income or loss is includable in the tax returns of the individual partners.

The net loss reported for financial reporting purposes is different from that reported for income tax purposes, as shown below:

                                                    2000                 1999
                                               ------------         ------------

Net loss for financial reporting purposes      $ 1,478,071            $ 859,291
Tax depreciation difference                       (173,248)            (173,248)
Interest                                            39,870              (39,870)
                                               ------------         ------------

Net loss for income tax reporting purposes     $ 1,344,693            $ 646,173


NOTE 6 - RELATED PARTY TRANSACTIONS

Concurrent with the purchase of the property, the Partnership engaged PFC to manage the property and the affairs of the Partnership for a combined fee of 6% of the gross rental receipts. Management fees paid or accrued amounted to $220,176 in 2000, $193,263 in 1999, and $189,050 in 1998. Professional service expenses  include  $29,748 in 2000,  $37,298 in 1999 and $24,015 in 1998 paid to
PFC for accounting, data processing, tax services and out-of-pocket expenses.

In December 2000, an affiliate of the General Partner acquired 7,030 Partnership Interests, or 19.7% of the outstanding Interests, pursuant to a Repurchase Offer made available to existing limited partners. In connection with the Repurchase Offer, the General Partner received a fee of $25,133.


                                              LARCHDALE OWNERSHIP COMPANY, LTD.
                                             (A California Limited Partnership)
                                    SCHEDULE XI - PROPERTIES AND ACCUMULATED DEPRECIATION
                                    for the Years Ended December 31, 1999, 1998 and 1997



                                                                           Buildings         Furniture
                                                                              and               and
                                                          Land            Improvements        Fixtures             Total
                                                       ----------         ------------        --------          -----------

COST

Balance at December 31, 1997                          $ 1,679,198          $11,949,710       $ 410,845          $14,039,753
Additions during the year
                                                      -----------         ------------       ---------          -----------
Balance at December 31, 1998                            1,679,198           11,949,710         410,845           14,039,753
Additions during the year
                                                      -----------         ------------       ---------          -----------
Balance at December 31, 1999                            1,679,198           11,949,710         410,845           14,039,753
Additions during the year
                                                      -----------         ------------       ---------          -----------
Balance at december 31, 2000                            1,679,198           11,949,710         410,845           14,039,753
                                                      ===========         ============       =========          ===========


ACCUMULATED DEPRECIATION

Balance at December 31, 1997                                                 8,808,148         410,845            9,218,993
Add depreciation charged to expense
  during the year                                                              663,412                              663,412
                                                    -------------       --------------     -----------       --------------
Balance at December 31, 1998                                                 9,471,560         410,845            9,882,405
Add depreciation charged to expense
  during the year                                                              663,412                              663,412
                                                    -------------       --------------     -----------       --------------
Balance at December 31, 1999                                                10,134,972         410,845           10,545,817
Add depreciation charged to expense
  during the year                                                              663,412                              663,412
                                                    -------------       --------------     -----------       --------------
Balance At December 31, 2000                                                10,798,384         410,845           11,209,229
                                                    -------------       --------------     -----------       --------------

Net Book Value At December 31, 1999                   $ 1,679,198           $1,151,326   $          -0-         $ 2,830,524
                                                    =============       ==============     ============      ==============