Form 10KSB
period 2001-12-31
LARCHDALE OWNERSHIP CO LTD
filed 2003-01-28
CIK 753258

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended                                Commission File Number
   December 31, 2001                                            0-24906

                        LARCHDALE OWNERSHIP COMPANY, LTD.
             (Exact name of registrant as specified in its charter)


         California                                         95-3932760
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

6355 Topanga Canyon Boulevard, Suite 435, Woodland Hills, California   91367
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

                                               YES [ x ]     NO [   ]

As of March 15, 2002, the aggregate market value (as computed by reference to the price at which the securities were sold) of the voting securities held by non-affiliates of the registrant was $4,704,423.

ITEM 1.           BUSINESS.
                  --------

         Larchdale Ownership Company, Ltd. (the Partnership) is a California limited partnership formed in June 1984. Effective December 31, 1994, the general partner is LMH Realty, Inc., a California corporation which is wholly owned by L. Mark Hammerschmitt, the President of Preferred Financial Corporation whose business address and telephone number are those of the Partnership: 6355 Topanga Canyon Boulevard, Suite 435, Woodland Hills, California 91367, (818) 346-0509. See Item 4.

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


ITEM 6.           SELECTED FINANCIAL DATA.
                  -----------------------

                                               Year Ended           Year Ended              Year Ended
                                               December 31,         December 31,            December 31,
                                                  2001                 2000                    1999

Revenue                                        $  4,146,351        $  3,642,710            $  3,214,375
Net loss                                       $   (301,496)       $ (1,478,071)           $   (859,291)
Per limited partnership interest               $         (9)       $        (42)           $        (24)
Total assets                                   $  2,932,406        $  3,328,285            $  4,031,375
Long-term obligations                          $ 13,374,012        $ 13,526,704            $ 13,667,414

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

         On February 28, 1997, the Partnership completed the refinancing of the property and paid off the existing loan, which had a balance at closing of $13,245,725 with a cash payment of $11,767,496 for a gain of $1,481,229. The
Partnership paid a fee of $50,000 to a third party to purchase the existing loan from the lender and subsequently sell the loan to the Partnership and a fee of $25,213 to a consultant for assistance in making the initial contact with the appropriate lender representative. In addition, the Partnership paid a fee of $140,602 to the general partner, LMH Realty, Inc., equal to 10% of the net gain of

$1,406,016 for success in the negotiating of the loan discount and arranging the third party purchase of the loan. The Partnership recognized the remaining gain of $1,265,414 in 1997.

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

                  RESULTS OF OPERATIONS.
                  ---------------------

         Rental operations continued to improve with rental collections for the full year 2001 up by 13.8% over the comparable period in 2000. The rental market has remained stable and positive past the events of September 11, 2001 into the first quarter of 2002. However, the year-to-year comparisons in the future will be less dramatic as the rate of operational recovery levels off.

         The foundation repairs to the sixth Larchdale building as well as property-wide surface runoff drainage improvements have been completed. In addition, the complete overhaul of the pool, including decking and plumbing, has also been completed and the pool is now a positive amenity for the property. The building roofs have required only minor repairs and, therefore, the roof replacement program has been postponed in order to conserve cash.

         The biannual county inspection and licensing fee was paid during the second quarter of 2001.

         The improved operating performance of the property provided the partnership with sufficient cash flow to pay all obligations without additional advances in 2001 from an affiliate of the general partner which remains at $1,335,000. Accrued interest due on these advances at 12% per annum through December 31, 2000 was paid by the partnership in October 2001. However, the accrued interest for 2001 of $160,200 has not yet been paid.

         Rental operations continued to improve with rental collections for the full year of 2000 increasing by approximately 13.2% over 1999.

         The foundation repair to the five buildings in the apartment property as well as the repairs to the interiors of the apartment units was completed at the end of December 2000. These repairs have primarily been paid for by funds loaned to the Partnership by an affiliate of the general partner totaling $982,000 in 2000, bringing the total loans from the affiliate to $1,335,000 as of December 31, 2001.

         A sixth Larchdale building that the structural engineer had thought was stabilized has now shifted causing damage that will require repairs estimated to cost $150,000 and were commenced in April 2001. Additional costs for roof repairs and to redo the pool to meet the County's requirement for a dual drain system makes it unlikely that the Partnership will be able to repay any of the affiliate's loans in 2002.

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

         In March 2000, work commenced to repair the buildings and improve the surface drainage systems at a total cost of approximately $700,000 in 2000, including repairs to the interior of these 31 units, with an estimated completion date at the end of May 2000. These costs were funded in 2000 by additional loans from an affiliate of the general partner which loaned Larchdale $273,000 in 1999 for completion of the exterior cosmetic improvements and preliminary engineering and construction activity on the structural building problems.

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

ITEM 11.          EXECUTIVE COMPENSATION.
                  ----------------------

         None.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  --------------------------------------------------------------

         In December 2000, an affiliate of the general partner acquired 7,030 Partnership Interests, or 19.7% of the outstanding Interests, pursuant to a Repurchase Offer made available to existing limited partners. The Repurchase Offer was extended and in April 2001, an affiliate of the general partner acquired an additional 2,158 Partnership Interests, or 6.1% of the outstanding interests. Including Interests previously acquired, the general partner and its affiliates hold 9,867 Interests or 27.6% of the outstanding Interests at December 31, 2001.

         The Partnership is a limited partnership and has no officers or directors.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
                  ----------------------------------------------

         Affiliates of the registrant's General Partner received certain fees for services and financing provided to the Partnership.

         Concurrent with the purchase of the Property, the Partnership engaged PFC to manage the Property and the affairs of the Partnership for a combined fee of 6% of the gross rental receipts. Management fees paid in 1999, 2000 and 2001 amounted to $193,263, $220,176 and $249,170 respectively. PFC was further reimbursed for accounting, data processing, tax preparation services, and other out-of-pocket expenses of $37,298 in 1999, $29,748 in 2000 and $29,880 in 2001.

         In connection with the Repurchase Offer described in Item 12, the General Partner received a fee of $25,133 in December 2000 and $8,222 in April 2001.

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

Date:  March 28, 2002

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

SIGNATURE                                  TITLE                    DATE
---------                                -----------              ----------


/s/L. Mark Hammerschmitt
L. Mark Hammerschmitt, President
LMH Realty, Inc.                         General Partner        March 28, 2002

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements - Under Item 14(a)


Report of Cohen Pagano Accountancy Corporation,
 Certified Public Accountants                                              F-1

Balance Sheets - December 31, 2001 and 2000                                F-2

Statements of Operations - for the Years Ended
 December 31, 2001, 2000 and 1999                                          F-3

Statement of Changes in Partners' Capital -
 for the Years Ended December
31, 2001, 2000 and 1999                                                    F-4

Statement of Cash Flows - for the Years Ended
 December 31, 2001, 2000 and 1999                                          F-5

Notes to Financial Statements - December 31, 2001 and 2000                 F-6


Financial Statement Schedule - Under Item 14(a)

Schedule XI - Properties and Accumulated Depreciation -
 December 31, 2001, 2000 and 1999                                          F-10

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


March 27, 2002

To the Partners
Larchdale Ownership Company, Ltd.


We have audited the accompanying balance sheets of Larchdale Ownership Company, Ltd., a California Limited Partnership (the "Partnership") as of December 31, 2001 and 2000, and the related statements of opreations, changes in partners' capital, and cash flows for the years ended December 31, 2001, 2000, and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Larchdale Ownership Company, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with generally accepted accounting principles.

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

/s/Cohen Pagano Accountancy

COHEN PAGANO ACCOUNTANCY
Los Angeles, California


                                              LARCHDALE OWNERSHIP COMPANY, LTD.
                                             (A California Limited Partnership)
                                                       Balance Sheets


                                                           ASSETS
                                                                                         December 31,
                                                                                2001                     2000
                                                                             -----------              ------------

PROPERTY AT COST - Notes 1 and 3
Land                                                                         $ 1,679,198              $  1,679,198
Buildings and improvements                                                    12,081,160                11,949,710
Furniture and fixtures                                                           410,845                   410,845
                                                                             -----------               -----------
                                                                              14,171,203                14,039,753
LESS ACCUMULATED DEPRECIATION                                                 11,876,292                11,209,229
                                                                             -----------               -----------
                                                                               2,294,911                 2,830,524


CASH - Note 2                                                                    131,034                     9,260

LOAN FEES -
net of accumulated amortization of
$175,234 at December 31, 2001 and
$138,979 at December 31, 2000                                                    187,319                   223,574

PAID EXPENSES AND OTHER ASSETS                                                   319,142                   264,927
                                                                           -------------               -----------

                                                                             $ 2,932,406               $ 3,328,285
                                                                           =============               ===========


                                              LIABILITIES AND PARTNERS' CAPITAL

NOTE PAYABLE - Note 3                                                        $13,374,012               $13,526,704

ACCOUNTS PAYABLE AND ACCRUED
EXPENSES                                                                         215,975                   228,477

ADVANCE DUE TO AFFILIATE - Note 4                                              1,495,200                 1,434,940

TENANT SECURITY DEPOSITS                                                         166,197                   155,646

PARTNERS' CAPITAL (DEFICIT)                                                  (12,318,978)              (12,017,482)
                                                                           -------------               -----------
                                                                             $ 2,932,406               $ 3,328,285
                                                                           =============               ===========




                      The accompanying notes are an integral part of the financial statements.

                                                        F-2


                                               LARCHDALE OWNERSHIP COMPANY, LTD.
                                              (A California Limited Partnership)
                                                   Statements of Operations
                                               For The Years Ended December 31,

                                                          2001                       2000                      1999
                                                      ------------               -----------               -----------
REVENUE
Rental income                                         $ 4,032,818                $ 3,542,811               $ 3,130,937
Other income                                              113,533                     99,899                    83,438
                                                      -----------                -----------               -----------
                                                        4,146,351                  3,642,710                 3,214,375
                                                      -----------                -----------               -----------

EXPENSES
      Interest                                          1,265,813                  1,176,639                 1,167,620
      Depreciation and amortization                       703,318                    699,668                   699,668
      Repairs and maintenance                             835,737                    939,617                   818,660
      Utilities                                           349,974                    342,425                   346,228
      Salaries and related expenses                       438,602                    418,216                   407,664
      Management and administrative fee                   249,170                    220,176                   193,263
      Property taxes                                      219,466                    221,589                   221,854
      Professional services                                71,527                     99,362                    85,390
      Insurance                                            68,988                     53,048                    54,653
      Administrative costs                                 24,359                     45,888                    30,368
      Advertising and promotion                            29,192                     21,450                    21,128
      Licenses                                             27,180                        500                    27,170
      Foundation and drainage                             164,521                    882,203
                                                      -----------                -----------               -----------
                                                        4,447,847                  5,120,781                 4,073,666

NET INCOME (LOSS)                                     $  (301,496)               $(1,478,071)              $  (859,291)
                                                      ===========                ===========               ===========

Net loss per weighted number of
      limited partnership interests
      outstanding (35,371 in 2001,
      2000, and 1999)                                 $        (9)               $       (42)              $       (24)
                                                      ===========                ===========               ===========











                        The accompanying notes are an integral part of the financial statements.

                                                          F-3

                        LARCHDALE OWNERSHIP COMPANY, LTD.
                       (A California Limited Partnership)
                    Statement of Changes in Partners' Capital
              for the Years Ended December 31, 2001, 2000 and 1999

                                       Limited
                                      Partner
                                     Interests    Limited   General
                                    Outstanding  Partners  Partners    Total
                                      -------  ----------- --------  -----------

PARTNERS' CAPITAL BALANCE
December 31, 1998                     35,371   (9,614,373) (65,747)  (9,680,120)

NET LOSS for the year ended
December 31, 1999                                (859,205)     (86)    (859,291)
                                      ------   ----------  --------  -----------

PARTNERS' CAPITAL BALANCE
  December 31, 1999                   35,371  (10,473,578) (65,833) (10,539,411)
                                      ======   ==========  ========  ==========

NET LOSS for the year ended
December 31, 2000                              (1,477,923)    (148)  (1,478,071)
                                      ------   ----------  --------  -----------

PARTNERS' CAPITAL BALANCE
  December 31, 2000                   35,371  (11,951,501) (65,981) (12,017,482)
                                      ======   ==========  ========  ==========

NET LOSS for the year ended
December 31, 2001                              (  301,466)    ( 30)  (  301,496)
                                      ------   ----------  --------  -----------

PARTNERS' CAPITAL BALANCE
  December 31, 2001                   35,371  (12,252,967) (66,011) (12,318,978)
                                      ======   ==========  ========  ==========












    The accompanying notes are an integral part of the financial statements.

                        LARCHDALE OWNERSHIP COMPANY, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows
                        For The Years Ended December 31,


                                          2001           2000             1999
                                       ----------      ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations               $ (301,496)   $(1,478,071)    $ (859,291)
Adjustments to reconcile net loss
to net cash provided (used) by
operating activities
Depreciation and amortization             703,318        699,668        699,668
(Increase) decrease in:
Prepaid expenses and other assets         (54,215)        11,406        (17,451)
Increase (decrease) in:
Accounts payable and accrued expenses     (12,502)      (160,868)       (62,234)
Accrued interest to affiliate              60,260         60,070         39,870
                                       -----------     ----------    -----------
Net cash provided (used) by
operating activities                      395,365       (867,795)      (199,438)


CASH FLOW FROM INVESTING ACTIVITIES
Purchases of building improvements       (131,450)
                                       -----------     ----------    -----------
Net cash used by investing activities    (131,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in note payable      (152,692)      (140,710)      (129,668)
Advance due to affiliate                                 982,000        273,000
Increase (decrease) in tenant
security deposits                          10,551         34,489          9,818
                                       -----------     ----------    -----------

Net cash provided (used) by financing
activities                               (142,141)       875,779        153,150
                                       -----------     ----------    -----------

Net increase (decrease) in cash           121,774          7,984        (46,288)
Cash beginning of year                      9,260          1,276         47,564
                                       -----------     ----------    -----------

Cash at end of year                    $  131,034      $   9,260     $    1,276
                                       ===========     ==========    ===========








    The accompanying notes are an integral part of the financial statements.

                        LARCHDALE OWNERSHIP COMPANY, LTD.
                       (A California Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

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

                        LARCHDALE OWNERSHIP COMPANY, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                           December 31, 2001 and 2000

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

                        LARCHDALE OWNERSHIP COMPANY, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                           December 31, 2001 and 2000

NOTE 3 - NOTE PAYABLE SECURED BY REAL PROPERTY (CONTINUED)

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

In 1999 and 2000 an additional $273,000 and $982,000, respectively, was loaned to the Partnership by an affiliate of the general partner for completion of exterior cosmetic improvements and preliminary engineering and construction activity on structural building problems affecting several buildings involving 27 of the 526 units in the apartment complex. Accrued interest at 12% per annum on these advances of $1,335,000 totaled $160,200 at December 31, 2001.

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

                        LARCHDALE OWNERSHIP COMPANY, LTD.
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                           December 31, 2001 and 2000

NOTE 5 - INCOME TAXES (CONTINUED)

The net loss reported for financial reporting purposes is different from that reported for income tax purposes, as shown below:

                                                    2001                 2000
                                                ------------         -----------

Net loss for financial reporting purposes        $ 301,496          $ 1,478,071
Tax depreciation difference                        (86,922)            (173,248)
Interest                                          (160,200)              39,870
                                                ------------         -----------

Net loss for income tax reporting purposes       $  54,374          $ 1,344,693


NOTE 6 - RELATED PARTY TRANSACTIONS

Concurrent with the purchase of the property, the Partnership engaged PFC to manage the property and the affairs of the Partnership for a combined fee of 6% of the gross rental receipts. Management fees paid or accrued amounted to $249,170 in 2001, $220,176 in 2000, and $193,263 in 1999. Professional service expenses  include  $29,880 in 2001,  $29,748 in 2000 and $37,298 in 1999 paid to
PFC for accounting, data processing, tax services and out-of-pocket expenses.

In December 2000, an affiliate of the general partner acquired 7,030 Partnership Interests, or 19.7% of the outstanding Interests, pursuant to a Repurchase Offer made available to existing limited partners. The Repurchase Offer was extended and in April 2001, an affiliate of the General Partner acquired an additional 2,158 Partnership Interests, or 6.1% of the outstanding interests. Including Interests previously acquired, the general partner and its affiliates hold 9,867 Interests, or 27.6% of the outstanding Interests at December 31, 2001. In connection with the Repurchase Offer, the General Partner received a fee of $25,133 in December 2000 and $8,222 in April 2001.


                        LARCHDALE OWNERSHIP COMPANY, LTD.
                       (A California Limited Partnership)
              SCHEDULE XI - PROPERTIES AND ACCUMULATED DEPRECIATION
              for the Years Ended December 31, 2001, 2000 and 1999



                                                                           Buildings         Furniture
                                                                              and               and
                                                          Land            Improvements        Fixtures             Total
                                                   --------------         ------------     -----------       --------------

COST

Balance at December 31, 1998                          $ 1,679,198          $11,949,710       $ 410,845          $14,039,753
Additions during the year
                                                   --------------         ------------     -----------       --------------
Balance at December 31, 1999                            1,679,198           11,949,710         410,845           14,039,753
Additions during the year
                                                   --------------         ------------     -----------       --------------
Balance at December 31, 2000                            1,679,198           11,949,710         410,845           14,039,753
Additions during the year                                                      131,450                              131,450
                                                   --------------         ------------     -----------       --------------
Balance At December 31, 2001                            1,679,198           12,081,160         410,845           14,171,203
                                                   ==============         ============     ===========       ==============


ACCUMULATED DEPRECIATION

Balance at December 31, 1998                                                 9,471,560         410,845            9,882,405
Add depreciation charged to expense
  during the year                                                              663,412                              663,412
                                                                          ------------     -----------       --------------
Balance at December 31, 1999                                                10,134,972         410,845           10,545,817
Add depreciation charged to expense
  during the year                                                              663,412                              663,412
                                                                          ------------     -----------       --------------
Balance at December 31, 2000                                                10,798,384         410,845           11,209,229
Add depreciation charged to expense
  during the year                                                              667,063                              667,063
                                                                          ------------     -----------       --------------
Balance At December 31, 2001                                                11,465,447         410,845           11,876,292
                                                   --------------         ------------     -----------       --------------

Net Book Value At December 31, 2001                   $ 1,679,198         $    615,713    $         -0-         $ 2,294,911
                                                   ==============         ============     ============      ==============



