Form 10KSB
period 2002-12-31
LARCHDALE OWNERSHIP CO LTD
filed 2003-03-31
CIK 753258

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended                               Commission File Number
    December 31, 2002                                          0-24906

                        LARCHDALE OWNERSHIP COMPANY, LTD.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


         California                                         95-3932760
-------------------------------                        -----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

   6355 Topanga Canyon Boulevard, Suite 435, Woodland Hills, California 91367
               --------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (818) 346-0509
                                ----------------
               Registrant's telephone number, including area code

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

                                               YES [ x ]     NO [   ]

As of March 15, 2003, the aggregate market value (as computed by reference to the price at which the securities were sold) of the voting securities held by non-affiliates of the registrant was $3,177,628.

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


ITEM 6.           SELECTED FINANCIAL DATA.
                  -----------------------

                                   Year Ended      Year Ended      Year Ended
                                   December 31,    December 31,    December 31,
                                      2002            2001            2000
                                   -----------     -----------     ----------

Revenue                            $ 4,361,033     $ 4,146,351     $ 3,642,710
Net Income (loss)                  $   133,443     $  (301,496)    $(1,478,071)
Per limited partnership interest   $         4     $        (9)    $       (42)
Total assets                       $ 2,520,103     $ 2,932,406     $ 3,328,285
Long-term obligations              $13,208,318     $13,374,012     $13,526,704

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

RESULTS OF OPERATIONS.
---------------------

     The rental market has remained stable and positive past the events of September 11, 2001 through the full year of 2002 with rental collections increasing by 5.2% over 2001. However, the year-to-year comparisons in the future will be less dramatic as the rate of operational recovery levels off. Vacancies have begun to increase as tenants purchase homes at low mortgage interest rates.

     Depreciation costs decreased as a result of the original purchase cost of the property becoming fully depreciated during 2002.

     Repairs and maintenance costs increased in 2002 over 2001 primarily because of a greater number of apartments requiring carpet replacement compared with the prior period and higher tenant turnover.

     Insurance costs increased because of substantially higher premiums for fire and property insurance during 2002. Insurance costs are expected to increase further during 2003.

     In December 2002, accumulated cash flow from operations was used to reduce the principal amount due on the advance from an affiliate of the general partner from $1,335,000 to $1,100,000 and to pay accrued interest due at December 31, 2002 of $320,400. The Partnership is expected to commence regular monthly interest payments due on the advance in 2003.

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

ITEM 11.          EXECUTIVE COMPENSATION.
                  ----------------------

     None.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
                  --------------------------------------------------------------

     In December 2000, an affiliate of the general partner acquired 7,030 Partnership Interests, or 19.7% of the outstanding Interests, pursuant to a Repurchase Offer made available to existing limited partners. The Repurchase Offer was extended and in April 2001, an affiliate of the general partner acquired an additional 2,158 Partnership Interests, or 6.1% of the outstanding interests. In September 2002, another Repurchase Offer was made available to existing limited partners, and pursuant to this offer an affiliate of the general partner acquired 8,453.5 Partnership Interests, or 23.7% of the outstanding interests during the fourth quarter of 2002. Including Interests previously acquired, the general partner and its affiliates hold 18,321
Interests or 51.3% of the outstanding Interests at December 31, 2002 which represents a majority-in-interest of the Partnership.

     The Partnership is a limited partnership and has no officers or directors.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
                  ----------------------------------------------

     Affiliates of the registrant's General Partner received certain fees for services and financing provided to the Partnership.

     Concurrent with the purchase of the Property, the Partnership engaged PFC to manage the Property and the affairs of the Partnership for a combined fee of 6% of the gross rental receipts. Management fees paid in 2000, 2001 and 2002 amounted to $220,176, $249,170 and $261,963 respectively. PFC was further reimbursed for accounting, data processing, tax preparation services, and other out-of-pocket expenses of $29,748 in 2000, $29,880 in 2001 and $32,130 in 2002.

     In connection with the Repurchase Offers described in Item 12, the General Partner received a fee of $25,133 in December 2000, $8,222 in April 2001 and $29,682 in October 2002.

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

Date:  March 26,  2003

                                        LARCHDALE OWNERSHIP COMPANY, LTD.


                                        By:/s/L. Mark Hammerschmitt
                                        -----------------------------
                                        L. Mark Hammerschmitt, President
                                        LMH REALTY, INC.
                                        GENERAL PARTNER



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Partnership in the capacity and on the date indicated.

SIGNATURE                            TITLE                  DATE
---------                            ---------------        ----------


/s/L. Mark Hammerschmitt
------------------------
L. Mark Hammerschmitt, President
LMH Realty, Inc.                     General Partner        March 26, 2003

                                 CERTIFICATIONS

I, L. Mark Hammerschmitt, President of LMH Realty, Inc., General Partner of the Company, certify that:

1. I have reviewed this annual report on Form 10-K of Larchdale Ownership Company, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003

                        /s/ L. Mark Hammerschmitt
                        -----------------------------------------------------
                        L. Mark Hammerschmitt,
                        President of LMH Realty, Inc., General Partner

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements - Under Item 14(a)
--------------------------------------

Report of Cohen Pagano Accountancy Corporation,
Certified Public Accountants                                          F-1

Balance Sheets - December 31, 2002 and 2001                           F-2

Statements of Operations - for the Years Ended
December 31, 2002, 2001 and 2000                                      F-3

Statement of Changes in Partners' Capital -
for the Years Ended December 31, 2002, 2001 and 2000                  F-4

Statement of Cash Flows - for the Years Ended
December 31, 2002, 2001 and 2000                                      F-5

Notes to Financial Statements -
December 31, 2002 and 2001                                            F-6-F-9


Financial Statement Schedule - Under Item 14(a)
----------------------------------------------

Schedule XI - Properties and Accumulated Depreciation
- December 31, 2002, 2001 and 2000                                    F-10

All other schedules are omitted, since they are either not required or not applicable, or the required information is set forth in the Financial Statements or the related notes.

                         COHEN PAGANO ACCOUNTANCY, INC.
                          Certified Public Accountants
                        12100 Wilshire Blvd., Suite 670
                         Los Angeles, California 90025
                                 -------------
M. Richard Cohen                                            Tel: (310) 826-3400
(1918-1991)                                                 Fax: (310) 826-3405
John M. Pagano
Bruce I. Kolbrenner
Diane Schroder


March 25, 2003

To the Partners
Larchdale Ownership Company, Ltd.

We have audited the balance sheets of Larchdale Ownership Company, Ltd., a California Limited Partnership (the "Partnership") as of December 31, 2002 and 2001, and the related statements of opreations, changes in partners' capital, and cash flows for the years ended December 31, 2002, 2001, and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Larchdale Ownership Company, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule XI - Properties and Accumulated Depreciation is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/Cohen Pagano Accountancy

COHEN PAGANO ACCOUNTANCY
Los Angeles, California

                        LARCHDALE OWNERSHIP COMPANY, LTD.
                       (A California Limited Partnership)
                                 Balance Sheets

                                                       December 31,
                                               2002                   2001
                                          -----------              ------------

                                    ASSETS

PROPERTY AT COST - Notes 1 and 3
Land                                      $ 1,679,198               $ 1,679,198
Buildings and improvements                 12,081,160                12,081,160
Furniture and fixtures                        410,845                   410,845
                                          -----------               -----------
                                           14,171,203                14,171,203
Less accumulated depreciation              12,234,987                11,876,292
                                          -----------               -----------
                                            1,936,216                 2,294,911


CASH - Note 2                                  83,037                   131,034

LOAN FEES -
net of accumulated amortization of
$211,490 at December 31, 2002 and
$175,234 at December 31, 2001                 151,063                   187,319

PREPAID EXPENSES AND OTHER ASSETS             349,787                   319,142
                                          -----------               -----------
                                          $ 2,520,103               $ 2,932,406
                                          ===========               ===========


                        LIABILITIES AND PARTNERS' CAPITAL

NOTE PAYABLE - Note 3                     $13,208,318               $13,374,012

ACCOUNTS PAYABLE AND ACCRUED
EXPENSES                                      224,028                   215,975

ADVANCE DUE TO AFFILIATE - Note 4           1,100,000                 1,495,200

TENANT SECURITY DEPOSITS                      173,292                   166,197

PARTNERS' CAPITAL (DEFICIT)               (12,185,535)              (12,318,978)
                                          -----------               -----------
                                          $ 2,520,103               $ 2,932,406
                                          ===========               ===========




    The accompanying notes are an integral part of the financial statements.

                        LARCHDALE OWNERSHIP COMPANY, LTD.
                       (A California Limited Partnership)

                            Statements of Operations

                        For The Years Ended December 31,


                                                          2002                       2001                      2000
                                                      -----------                -----------              ------------
REVENUE
Rental income                                         $ 4,224,359                $ 4,032,818               $ 3,542,811
Other income                                              136,674                    113,533               $    99,899
                                                      -----------                -----------               -----------
                                                        4,361,033                  4,146,351                 3,642,710
                                                      -----------                -----------               -----------

EXPENSES
      Interest                                          1,254,133                  1,265,813                 1,176,639
      Depreciation and amortization                       394,950                    703,318                   699,668
      Repairs and maintenance                             949,663                    835,737                   939,617
      Utilities                                           351,870                    349,974                   342,425
      Salaries and related expenses                       498,646                    438,602                   418,216
      Management and administrative fee                   261,963                    249,170                   220,176
      Property taxes                                      227,307                    219,466                   221,589
      Professional services                               114,632                     71,527                    99,362
      Insurance                                           119,369                     68,988                    53,048
      Administrative costs                                 23,120                     24,359                    45,888
      Advertising and promotion                            31,107                     29,192                    21,450
      Licenses                                                830                     27,180                       500
      foundation and drainage                                                        164,521                   882,203
                                                       ----------                -----------               -----------
                                                        4,227,590                  4,447,847                 5,120,781

NET INCOME (LOSS)                                     $   133,443                $  (301,496)              $(1,478,071)
                                                      ===========                ===========               ===========

Net loss per weighted number of
      limited partnership interests
      outstanding (35,371 in 2002,
      2001, and 2000)                                 $         4                $        (9)              $       (42)
                                                      ===========                ===========               ===========









    The accompanying notes are an integral part of the financial statements.

                        LARCHDALE OWNERSHIP COMPANY, LTD.
                       (A California Limited Partnership)

                    Statement of Changes in Partners' Capital
              for the Years Ended December 31, 2002, 2001 and 2000

                               Limited
                               Partner
                              Interests          Limited    General
                             Outstanding        Partners    Partners    Total
================================================================================

PARTNERS' CAPITAL BALANCE
 December 31, 1999             35,371      (10,473,578)    (65,833) (10,539,411)

NET LOSS for the year ended
 December 31, 2000                          (1,477,923)       (148)  (1,478,071)
                              -------      ------------    -------- ------------

PARTNERS' CAPITAL BALANCE
 December 31, 2000             35,371      (11,951,501)    (65,981) (12,017,482)

NET LOSS for the year ended
 December 31, 2001                            (301,466)        (30)    (301,496)
                              -------      ------------    -------- ------------

PARTNERS' CAPITAL BALANCE
 December 31, 2001             35,371      (12,252,967)    (66,011) (12,318,978)

NET INCOME  for the year ended
 December 31, 2002                             133,430          13      133,443
                              -------      ------------    -------- ------------

PARTNERS' CAPITAL BALANCE
 December 31, 2002             35,371      (12,119,537)    (65,998) (12,185,535)
                              =======      ============    ======== ============














    The accompanying notes are an integral part of the financial statements.

                        LARCHDALE OWNERSHIP COMPANY, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows
                        For The Years Ended December 31,

                                           2002           2001          2000
                                        ---------       ---------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from operations       $133,443      $ (301,496)   $(1,478,071)
Adjustments to reconcile net loss
to net cash provided (used) by
operating activities
Depreciation and amortization             394,950        703,318        699,668
(Increase) decrease in:
Prepaid expenses and other assets         (30,645)       (54,215)        11,406
Increase (decrease) in:
Accounts payable and accrued expenses       8,054        (12,502)      (160,868)
Accrued interest to affiliate             160,200         60,260         60,070
                                       -----------     ----------    -----------
Net cash provided (used) by
operating activities                      345,602        395,365       (867,795)


CASH FLOW FROM INVESTING ACTIVITIES
Purchases of building improvements                      (131,450)
                                       -----------     ----------    -----------
Net cash used by investing activities                   (131,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in note payable      (165,694)      (152,692)      (140,710)
Advance due to affiliate                 (235,000)                      982,000
Increase (decrease) in tenant
security deposits                           7,095         10,551         34,489
                                       -----------     ----------    -----------

Net cash provided (used) by financing
activities                               (393,599)      (142,141)       875,779
                                       -----------     ----------    -----------

Net increase (decrease) in cash           (47,997)       121,774          7,984
Cash beginning of year                    131,034          9,260          1,276
                                       -----------     ----------    -----------

Cash at end of year                    $   83,037      $ 131,034      $   9,260
                                       ===========     ==========    ===========




    The accompanying notes are an integral part of the financial statements.

                        LARCHDALE OWNERSHIP COMPANY, LTD.
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

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

NOTE 2 - CASH
-------------

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

                        LARCHDALE OWNERSHIP COMPANY, LTD.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

                           December 31, 2002 and 2001


NOTE 3 - NOTE PAYABLE SECURED BY REAL PROPERTY
----------------------------------------------

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

                        LARCHDALE OWNERSHIP COMPANY, LTD.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

                           December 31, 2002 and 2001

NOTE 3 - NOTE PAYABLE SECURED BY REAL PROPERTY (CONTINUED)
---------------------------------------------------------

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

NOTE 4 - ADVANCE DUE TO AFFILIATE
---------------------------------

In 1995, the County enacted a solid waste service charge on property tax bills. However, the County did not bill the charge for 1996, 1997 and 1998 until May 1998. The Partnership paid this charge of $81,530 in July 1998 utilizing funds from an $80,000 loan from an affiliate of the general partner.

In 1999 and 2000 an additional $273,000 and $982,000, respectively, was loaned to the Partnership by an affiliate of the general partner for completion of exterior cosmetic improvements and preliminary engineering and construction activity on structural building problems affecting several buildings involving 27 of the 526 units in the apartment complex. These loans totaling $1,335,000 accrue interest at 12% per annum.

In December 2002, the Partnership made a principal payment of $235,000, reducing the loan to $1,100,000, and paid all accrued interest through December 31, 2002 of $320,400 to the affiliate of the general partner.

NOTE 5 - INCOME TAXES
---------------------

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

                        LARCHDALE OWNERSHIP COMPANY, LTD.
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (Continued)

                           December 31, 2002 and 2001

NOTE 5 - INCOME TAXES (CONTINUED)
--------------------------------

The net loss reported for financial reporting purposes is different from that reported for income tax purposes, as shown below:

                                                        2002             2001
                                                      ---------      -----------

Net income (loss) for financial reporting purposes    $ 133,443      $ (301,496)
Tax depreciation difference                              94,772          86,922
Interest                                               (160,200)        160,200
                                                      ---------      -----------

Net income (loss) for income tax reporting purposes   $  68,015      $  (54,374)


NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

Concurrent with the purchase of the property, the Partnership engaged PFC to manage the property and the affairs of the Partnership for a combined fee of 6% of the gross rental receipts. Management fees paid or accrued amounted to $261,963 in 2002, $249,170 in 2001, and $220,176 in 2000. Professional service expenses  include  $32,130 in 2002,  $29,880 in 2001 and $29,748 in 2000 paid to
PFC for accounting, data processing, tax services and out-of-pocket expenses.

In December 2000, an affiliate of the general partner acquired 7,030 Partnership Interests, or 19.7% of the outstanding Interests, pursuant to a Repurchase Offer made available to existing limited partners. The Repurchase Offer was extended and in April 2001, an affiliate of the General Partner acquired an additional 2,158 Partnership Interests, or 6.1% of the outstanding interests. In September 2002, another Repurchase Offer was made available to existing limited partners, and pursuant to this offer an affiliate of the general partner acquired 8,453.5 Partnership Interests, or 23.7% of the outstanding interests during the fourth quarter of 2002. Including Interests previously acquired, the general partner and its affiliates hold 18,321 Interests, or 51.3% of the outstanding Interests at December 31, 2002, which represents a majority-in-interest of the
Partnership. In connection with the Repurchase Offers, the General Partner received a fee of $25,133 in December 2000, $8,222 in April 2001 and $29,682 in October 2002.

                        LARCHDALE OWNERSHIP COMPANY, LTD.
                       (A California Limited Partnership)
              SCHEDULE XI - PROPERTIES AND ACCUMULATED DEPRECIATION
              for the Years Ended December 31, 2002, 2001 and 2000

                                                                           Buildings         Furniture
                                                                              and               and
                                                          Land            Improvements        Fixtures             Total
                                                       ----------         ------------        --------          -----------
COST

Balance at December 31, 1999                           $1,679,198          $11,949,710       $ 410,845          $14,039,753
Additions during the year
                                                       ----------          -----------       ---------          -----------
Balance at December 31, 2000                            1,679,198           11,949,710         410,845           14,039,753
Additions during the year                                                      131,450                              131,450
                                                       ----------          -----------       ---------          -----------
Balance at December 31, 2001                            1,679,198           12,081,160         410,845           14,171,203
Additions during the year
                                                       ----------          -----------       ---------          -----------
Balance At December 31, 2002                            1,679,198           12,081,160         410,845           14,171,203
                                                       ==========          ===========       =========          ===========


ACCUMULATED DEPRECIATION

Balance at December 31, 1999                                                10,134,972         410,845           10,545,817
Add depreciation charged to expense
  during the year                                                              663,412                              663,412
                                                       ----------          -----------       ---------          -----------
Balance at December 31, 2000                                                10,798,384         410,845           11,209,229
Add depreciation charged to expense
  during the year                                                              667,063                              667,063
                                                       ----------          -----------       ---------          -----------
Balance at December 31, 2001                                                11,465,447         410,845           11,876,292
Add depreciation charged to expense
  during the year                                                              358,695                              358,695
                                                       ----------          -----------       ---------          -----------
Balance At December 31, 2002                                                11,824,142         410,845           12,234,987
                                                       ----------          -----------       ---------          -----------

Net Book Value At December 31, 2002                   $ 1,679,198         $    257,018      $       -0-         $ 1,936,216
                                                       ==========          ===========       =========          ===========


                                      F-10