Form 10QSB
period 2003-03-31
LARCHDALE OWNERSHIP CO LTD
filed 2003-05-14
CIK 753258

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                For Quarter Ended
                                 March 31, 2003


                        Commission File Number: 0-24906


                        Larchdale Ownership Company, Ltd.
                   -----------------------------------------
             (Exact name of registrant as specified in its charter)

           California                                    95-3932760
--------------------------------                     -------------------
(State or other jurisdiction of                       (I.R.S. Employer
 corporation or organization)                        Identification No.)

         6355 Topanga Canyon Blvd., Suite 435, Woodland Hills, CA 91367
          ------------------------------------------------------------
                    (Address of Principal executive offices)

                                 (818) 346-0509
                          ----------------------------
              (Registrant's telephone number, including area code)


                    -----------------------------------------
             (Former Name, former address, and former fiscal year,
                         if changed since last report)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

                        LARCHDALE OWNERSHIP COMPANY, LTD.
                       (A California Limited Partnership)


                                                                    Page Number
                                                                    -----------

Part     I -      Financial Information

                  Balance Sheets March 31, 2003 (Unaudited)
                  and December 31, 2002                                  3

                  Statement of Operations and Computation
                  of Net Income (Loss) per Partnership Interest
                  (Unaudited) for the Three Months ended
                  March 31, 2003 and 2002                                4

                  Statement of Cash Flows (Unaudited)
                  for the Three Months Ended
                  March 31, 2003 and 2002                                5

                  Notes to Unaudited Financial Statements                6

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          7


Part     II -     Other Information                                      9


                                          LARCHDALE OWNERSHIP COMPANY, LTD.
                                         (A California Limited Partnership)

                                                   Balance Sheets
                                  March 31, 2003 (Unaudited) and December 31, 2002

                                                                                       March 31,           December 31,
                                                                                         2002                  2001
                                                                                     ------------           -----------

                                                           ASSETS

PROPERTY AT COST

  Land                                                                               $ 1,679,198            $ 1,679,198
  Buildings and improvements                                                          12,081,160             12,081,160
  Furniture and fixtures                                                                 410,845                410,845
                                                                                     -----------            -----------
                                                                                      14,171,203             14,171,203

  Less accumulated depreciation                                                       12,246,577             12,234,987
                                                                                     -----------            -----------
                                                                                       1,924,626              1,936,216

CASH                                                                                      94,900                 83,037

LOAN FEES -
  net of accumulated amortization of
  $220,554 at March 31, 2003 and
  $211,490 at December 31, 2002                                                          141,999                151,063

PREPAID EXPENSES AND OTHER ASSETS                                                        378,993                349,787
                                                                                     -----------            -----------
                                                                                     $ 2,540,518            $ 2,520,103
                                                                                     ===========            ===========


                                              LIABILITIES AND PARTNERS' CAPITAL

NOTE PAYABLE                                                                         $13,164,736            $13,208,318

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                    209,342                224,028

ADVANCE DUE TO AFFILIATE                                                               1,011,000              1,100,000

TENANT SECURITY DEPOSITS                                                                 175,069                173,292

PARTNERS' CAPITAL (DEFICIT)                                                          (12,019,629)           (12,185,535)
                                                                                     -----------            -----------
                                                                                     $ 2,540,518            $ 2,520,103
                                                                                     ===========            ===========

                        LARCHDALE OWNERSHIP COMPANY, LTD.
                       (A California Limited Partnership)

                             Statement of Operations
                                   (Unaudited)

                                                      Three Months Ended
                                                  March 31,         March 31,
                                                    2003              2002
                                                 -------------     -------------
REVENUES
  Rental Income                                 $ 1,051,757        $1,031,382
  Other Income                                       38,669            30,948
                                                 -------------     -------------
                                                  1,090,426         1,062,330
                                                 -------------     -------------

EXPENSES
  Interest                                          304,125           314,564
  Depreciation and amortization                      20,654           176,742
   Repairs and maintenance                          199,167           154,415
   Utilities                                         91,301           117,780
   Salaries and related expenses                    115,920           127,261
   Management and administrative fee                 65,400            63,954
   Property taxes                                    57,663            55,990
   Professional services                             19,474            16,372
   Insurance                                         36,367            19,638
   Administrative costs                               6,651             4,099
   Advertising and promotion                          7,798             5,610
                                                 -------------    --------------
                                                    924,520         1,056,425
                                                 -------------    --------------

NET INCOME (LOSS)                               $   165,906        $    5,905
                                                 =============    ==============


Net income (loss) per weighted number of
  limited partnership interests outstanding
  (35,371 at March 31, 2003 and 2002)           $     4.69         $    0.17
                                                 =============    ==============

                                              LARCHDALE OWNERSHIP COMPANY, LTD.
                                             (A California Limited Partnership)

                                                   Statement of Cash Flows
                                                         (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                    2003                   2002
                                                                                -------------           ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) from operations                                             $  165,906               $    5,905
  Adjustments to reconcile net loss to
    net cash provided (used) by operating
    activities:
    Depreciation and amortization                                                   20,654                  176,742
    (Increase) decrease in:
    Prepaid expenses and other assets                                              (29,206)                  (9,634)
    Increase (decrease) in:
    Accounts payable and accrued expenses                                          (14,686)                  19,773
    Accrued interest to affiliate                                                   11,000                   40,050
                                                                                -------------           ------------
      Net cash provided (used) by
        operating activities                                                       153,668                  232,836


CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in note payable                                             (43,582)                 (40,162)
  Advance due to affiliate                                                        (100,000)
  Increase (decrease) in tenant security deposits                                    1,777                    4,137
                                                                                -------------           ------------

     Net cash provided (used) by financing activities                             (141,805)                 (36,025)
                                                                                -------------           ------------

    Net increase (decrease) in cash                                                 11,863                  196,811
Cash beginning of year                                                              83,037                  131,034
                                                                                -------------           ------------

Cash at end of period                                                          $    94,900               $  327,845
                                                                                =============           ============



                        LARCHDALE OWNERSHIP COMPANY, LTD.
                       (A California Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1 - FINANCIAL STATEMENTS

The balance sheet as of March 31, 2003, the statement of operations for the three months ended March 31, 2003 and 2002, and the statement of cash flows for the three month periods then ended have been prepared by the partnership without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2003, and for all periods presented, have been made.

NOTE 2 - INCOME TAXES

The net loss reported for financial reporting purposes is different from that reported for tax purposes, for the three months ended March 31, 2003, as shown below:

   Net income for financial statements
     reporting purposes                                               $ 165,906
  Tax depreciation difference                                             3,457
                                                                   ------------

   Net income for income tax reporting purposes                       $ 169,363
                                                                   ============

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operation

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

Results of Operations
---------------------

The growth in the rental market slowed during the first quarter of 2003 with rental collections increasing only 2.6% over the first quarter of 2002. Vacancies have increased as tenants purchased homes at low mortgage interest rates and new apartment construction added to the supply of housing. In addition, harsh winter weather and a cautious economy restrained demand for apartments.

Depreciation costs decreased as a result of the original purchase cost of property acquired in 1984 becoming fully depreciated during 2002.

Repairs and maintenance costs increased in the first quarter of 2003 over the same quarter of 2002 as the result of higher turnover costs related to increasing vacancies. In addition, costs were incurred for snow removal in 2003 that were not incurred in 2002.

Insurance costs increased because of substantially higher premiums for property and liability insurance.

The partnership made regular monthly interest payments as well as a $100,000 principal payment on the advance due to an affiliate of the general partner, reducing the principal balance to $1,000,000 plus accrued interest of $11,000 at March 31, 2003.

                                     Part II

                                Other Information

Item 1 - Legal Proceedings


                    Not Applicable


Item 2 - Change in Securities


                    Not Applicable


Item 3 - Default Upon Senior Securities


                    Not Applicable


Item 4 - Submission of Matters to a Vote of Security Holders


                    Not Applicable


Item 5 - Other Information


                    Not Applicable


Item 6 - Exhibits and Reports on Form 8-K


                    Exhibit 99.14 - Certification

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

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

Signature                         Title                        Date
--------------------------        --------------------         ----------------


/s/L. Mark Hammerschmitt
--------------------------------
L. Mark Hammerschmitt, President  Managing                      April  25, 2003
LMH Realty, Inc.                  General Partner

                        CERTIFICATION PURSUANT TO SECTION
                          302 OF THE SARBANES OXLEY ACT


I, L. Mark Hammerschmitt, certify that:

1. I have reviewed this quarterly report on Form 10QSB of Larchdale Ownership Company, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 25, 2003


                                        By:/s/L. Mark Hammerschmitt
                                        -----------------------------
                                        L. Mark Hammerschmitt, President
                                        LMH REALTY, INC.
                                        GENERAL PARTNER